Form 10KSB
period 1996-12-31
DECATUR FIRST BANK GROUP INC
filed 1997-03-19
CIK 1024918

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                  FORM 10-KSB
(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee required]

     For fiscal year ended DECEMBER 31, 1996
                           -----------------

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No fee required]

     For the transition period from ___________ to ____________

     Commission file number    333-14355
                               ---------

                         DECATUR FIRST BANK GROUP, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)
    GEORGIA                                                         58-2254289
---------------------------------       ----------------------------------------
  (State or Other Jurisdiction of                               (I.R.S. Employer
  Incorporation or Organization)                             Identification No.)

755 COMMERCE DRIVE, SUITE 516, DECATUR, GEORGIA                     30030
-----------------------------------------------      ---------------------------
  (Address of Principal Executive Offices)                        (Zip Code)

                                (404) - 373-6548
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:  NONE.

Securities registered pursuant to Section 12(g) of the Act:  NONE.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for past 90 days.   Yes   X      No
                                                            -----       -----
Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:  $(106,478)
                                                          ---------------

Aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $0/*/
                                                                       -----

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

  State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date.             1/*/
                                                   -----------------------

/*/The Registrant is currently offering its stock for sale pursuant to a Registration Statement on Form SB-2, which the SEC declared effective on December 11, 1996.

  Transitional Small Business Disclosure format (check one):  Yes      No  X
                                                                  ---     ---

                      DOCUMENTS INCORPORATED BY REFERENCE

  None.

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----

PART I....................................................................  3

ITEM 1.   DESCRIPTION OF BUSINESS........................................   3

ITEM 2.   DESCRIPTION OF PROPERTIES......................................  12

ITEM 3.   LEGAL PROCEEDINGS..............................................  12

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............  12

PART II..................................................................  13

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS....................................  13

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS............................  14

ITEM 7.   FINANCIAL STATEMENTS...........................................  15

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE............................  16

PART III.................................................................  17

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
          ACT............................................................  17

ITEM 10.  EXECUTIVE COMPENSATION.........................................  18

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.....................................................  19

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................  19

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 10-KSB.....................  20

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

                                  THE COMPANY

   The Company was incorporated as a Georgia business corporation on August 2, 1996, and intends to become a bank holding company by acquiring all of the Common Stock of Decatur First Bank (In Organization) (the "Bank"). The Company expects that the Bank will begin operation in the second quarter of 1997. The Bank will be the only subsidiary of the Company.

   The Company was organized to facilitate the Bank's ability to serve its customers' requirements for financial services. The holding company structure will provide flexibility for expansion of the Company's banking business through the possible acquisition of other financial institutions and the provision of additional banking-related services that a traditional commercial bank may not provide under present laws. For example, banking regulations require the Bank to maintain a minimum ratio of capital to assets. In the event that the Bank's growth prevents it from maintaining this minimum ratio, the Company may borrow funds, subject to capital adequacy guidelines of the Federal Reserve and contribute them to the capital of the Bank and otherwise raise capital in a manner unavailable to the Bank under the existing banking regulations.

   The Company has no present plans to acquire any additional operating subsidiaries. The Company may, however, make additional acquisitions in the future in the event that the acquisitions are deemed to be in the best interests of the Company and its shareholders. Such acquisitions, if any, will be subject to certain regulatory approvals and requirements. See "Business - Bank Holding Company Regulation."

                                    THE BANK

GENERAL

   The Bank plans to begin business in the second quarter of 1997 as a full-service commercial bank. The Bank will offer personal and business checking accounts, interest-bearing checking accounts, savings accounts and various types of certificates of deposit. The Bank will also offer installment loans, real estate loans, construction loans, second mortgage loans, commercial and SBA loans and home equity lines of credit. In addition, the Bank will provide such services as official bank checks and money orders, Mastercard credit cards, safe deposit box, traveler's checks, bank-by-mail, direct deposit of payroll and Social Security check and U.S. Savings Bonds.

PHILOSOPHY

   The philosophy of the Bank's management ("Management") is to emphasize prompt and responsive personal service to residents of Decatur, Georgia, as well as other communities located in DeKalb County, in order to attract customers and acquire market share controlled by other financial institutions in the Bank's market area. Management believes that the Bank will offer residents of Decatur and surrounding counties the benefits associated with a locally owned and managed community bank. Management intends to implement an active call program, by which officers and directors promote these efforts by personally describing the products, services and philosophy of the Bank. The Bank's directors are active members in the Decatur community and their continued active community involvement provides them with an opportunity to promote the Bank and its products and services.

MARKET AREA AND COMPETITION

   The Bank will be located in Decatur, Georgia. The Bank's primary market area is defined as the five mile radius of the Center of Decatur, Georgia. Decatur is the county seat of DeKalb County and is located 12 minutes east of downtown Atlanta, Georgia. Decatur is four square miles in size and there are over 12 distinct neighborhoods within the City of Decatur. The Bank will compete for deposits and loan customers with other financial institutions whose resources are equal to or greater than those available to the Bank and the Company. Decatur is served by eleven commercial banks, two savings institutions and four credit unions, which, collectively, operate 41 banking offices. These financial institutions offer all of the services that the Bank will offer.

LOAN PORTFOLIO

   LENDING POLICY. The Bank is being established to support Decatur and surrounding areas of DeKalb County. Consequently, the Bank will aggressively seek creditworthy loans within a limited geographic area. The Bank's primary commercial lending function will be to make consumer loans to individuals and commercial loans to small and medium-sized businesses and professional concerns. In addition, the bank plans to make real-estate-related loans, including construction loans for residential and commercial properties, and primary and secondary mortgage loans for the acquisition or improvement of personal residences. The Bank plans to avoid concentrations of loans to a single industry or based on a single type of collateral.

   The Bank's legal lending limits will be 15% of its statutory capital base for unsecured loans and 25% of its statutory capital base for secured loans. The Bank's statutory capital base is determined by the sum of its common stock, paid-in capital, appropriated retained earnings, and capital debt, or the amount of net assets of the Bank, whichever is the lower amount. Of the Bank's initial $8,000,000 in capital, $4,000,000 will be allocated to common stock, $3,400,000 to paid-in capital and $600,000 will be set aside as an expense fund to cover pre-opening expenses and potential losses in its first year of operation. The $600,000 expense fund will not be included in the Bank's statutory capital base. Accordingly, the Bank's initial legal lending limits will be $1,110,000 for unsecured loans and $1,850,000 for secured loans. While the Bank expects generally to employ more conservative lending limits, the Board of Directors will have discretion to lend up to the legal lending limits as described above.

   CONSUMER LOANS. The Bank plans to make consumer loans, consisting primarily of installment loans to individuals for personal, family and household purposes, including loans for automobiles, home improvements and investments. Risks associated with consumer loans include, but are not limited to, fraud, deteriorated or non-existing collateral, general economic downturn and customer financial problems.

   COMMERCIAL LOANS. Commercial lending will be directed principally toward small to mid-size businesses whose demand for funds falls within the legal lending limits of the Bank. This category of loans includes loans made to individual, partnership or corporate borrowers, and obtained for a variety of business purposes. Risks associated with these loans can be significant and include, but are not limited to, fraud, bankruptcy, economic downturn, deteriorated or non-existing collateral and changes in interest rates.

   REAL ESTATE LOANS. The Bank will make and hold real estate loans, consisting primarily of single-family residential construction loans for one-to-four unit family structures. The Bank will require a first lien position on the land associated with the construction project and will offer these loans to professional building contractors and homeowners. Loan disbursements will require on-site inspections to assure the project is on budget and that the loan proceeds are being used for the construction project and not being diverted to another project. The loan-to-value ratio for such loans will be predominantly 80% of the lower of the as-built appraised value or project cost, and will be a maximum of 90% if the loan is amortized. Loans for construction can present a high degree of risk to the lender, depending upon, among other things, whether the builder can sell the home to a buyer, whether the buyer can obtain permanent financing, whether the transaction produces income in the interim and the nature of changing economic conditions.

   INVESTMENTS. In addition to loans, the Bank will make other investments primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities. No investment in any of those instruments will exceed any applicable limitation imposed by law or regulation.

   DEPOSITS. The Bank plans to establish solid core deposits, including checking accounts, money market accounts, a variety of certificates of deposit, and IRA accounts. The primary means used to attract deposits will be an aggressive marketing plan in the overall service area, a broad product line, and competitive services. The primary sources of deposits will be residents of, and businesses and their employees located in, the Bank's primary service area obtained through personal solicitation by the Bank's officers and directors, direct mail solicitations and advertisements published in the local media. Deposits will be generated by offering a broad array of competitively priced deposit services, including demand deposits, regular savings accounts, money market deposits (transaction and investment), certificates of deposit, retirement accounts, and other deposit or funds transfer services which may be permitted by law or regulation and which may be offered to remain competitive in the market.

   ASSET AND LIABILITY MANAGEMENT. The Bank intends to manage its assets and liabilities to provide an optimum and stable net interest margin, a profitable after-tax return on assets and return on equity, and adequate liquidity. These management functions will be conducted within the framework of written loan and investment policies which the Bank will adopt. The Bank will attempt to maintain a balanced position between rate sensitive assets and rate sensitive liabilities. Specifically, it will chart assets and liabilities on a matrix by maturity, effective duration, and interest adjustment period, and endeavor to manage any gaps in maturity ranges.


                                   EMPLOYEES

   At December 31, 1996, the Company employed two full-time employees. The Company considers its relationship with its employees to be excellent.

                           SUPERVISION AND REGULATION

   The following discussion sets forth the material elements of the regulatory framework applicable to banks and bank holding companies and provides certain specific information related to the Company.

GENERAL

   The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). As such, the Company is subject to the supervision, examination, and reporting requirements of the BHC Act and the regulations of the Federal Reserve.

   The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before: (a) it may acquire direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, the bank holding company will directly or indirectly own or control more than 5% of the voting shares of the bank; (b) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank; or (c) it may merge or consolidate with any other bank holding company.

   The BHC Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy, which is discussed below.

   The BHC Act, as amended by the interstate banking provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"), which became effective on September 29, 1995, repealed the prior statutory restrictions on interstate acquisitions of banks by bank holding companies, such that the Company, and any other bank holding company located in Georgia may now acquire a bank located in any other state, and any bank holding company located outside Georgia may lawfully acquire any Georgia-based bank, regardless of state law to the contrary, in either case subject to certain deposit-percentage, aging requirements, and other restrictions. The Interstate Banking Act also generally provides that, after June 1, 1997, national and state-chartered banks may branch interstate through acquisitions of banks in other states. By adopting legislation prior to that date, a state has the ability either to "opt in" and accelerate the date after which interstate branching is permissible or "opt out" and prohibit interstate branching altogether.

   In February 1996, the Georgia Legislature adopted the "Georgia Interstate Branching Act" effective June 1, 1997. The Georgia Interstate Branching Act will permit Georgia-based banks and bank holding companies owning or acquiring banks outside of Georgia and all non-Georgia banks and bank holding companies owning or acquiring banks in Georgia to merge any lawfully acquired bank into an interstate branch network. The Georgia Interstate Branching Act also allows banks to establish de novo branches on a limited basis beginning July 1, 1996. Beginning July 1, 1998, the number of de novo branches which may be established will no longer be limited.

   The BHC Act generally prohibits the Company from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. For example, factoring accounts receivable, acquiring or servicing loans, leasing personal property, conducting discount securities brokerage activities, performing certain data processing services, acting as agent or broker in selling credit life insurance and certain other types of insurance in connection with credit transactions, and performing certain insurance underwriting activities all have been determined by the Federal Reserve to be permissible activities of bank holding companies. The BHC Act does not place territorial limitations on permissible non-banking activities of bank holding companies. Despite prior approval, the Federal Reserve has the power to order a holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that bank holding company.

   The bank subsidiary of the Company will be a member of the Federal Deposit Insurance Corporation (the "FDIC"), and as such, its deposits will be insured by the FDIC to the maximum extent provided by law. Such subsidiary will also be subject to numerous state and federal statutes and regulations that affect its business, activities, and operations, and it will be supervised and examined by one or more state or federal bank regulatory agencies.

   The FDIC and the Georgia Department of Banking and Finance (the "Georgia Department") will regularly examine the operations of the Bank and are given authority to approve or disapprove mergers, consolidations, the establishment of branches, and similar corporate actions. The FDIC and the Georgia Department also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

PAYMENT OF DIVIDENDS

   The Company will be a legal entity separate and distinct from its banking subsidiary. The principal sources of cash flow of the Company, including cash flow to pay dividends to its shareholders, will be dividends by the Bank. There are statutory and regulatory limitations on the payment of dividends by the Bank to the Company as well as by the Company to its shareholders.

   If, in the opinion of the federal banking regulator, a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require, after notice and hearing, that such institution cease and desist from such practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. See "-- Prompt Corrective Action." Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

   The payment of dividends by the Company and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

CAPITAL ADEQUACY

    The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve and the appropriate federal banking regulator in the case of Bank. There are two basic measures of capital adequacy for bank holding companies that have been promulgated by the Federal Reserve: a risk-based measure and a leverage measure. All applicable capital standards must be satisfied for a bank holding company to be considered in compliance.

   The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

   The minimum guideline for the ratio (the "Total Risk-Based Capital Ratio") of total capital ("Total Capital") to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%. At least half of Total Capital must comprise common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves ("Tier 2 Capital").

   In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio (the "Leverage Ratio") of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a "tangible Tier 1 Capital Leverage Ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

   The Bank will be subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

   Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and certain other restrictions on its business. As described below, substantial additional restrictions can be imposed upon FDIC-insured depository institutions that fail to meet applicable capital requirements. See "-- Prompt Corrective Action."

   The federal bank regulators continue to indicate their desire to raise capital requirements applicable to banking organizations beyond their current levels. In this regard, the Federal Reserve and the FDIC have, pursuant to FDICIA, recently adopted final regulations, which will become mandatory on January 1, 1998, requiring regulators to consider interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in the evaluation of a bank's capital adequacy. The bank regulatory agencies have concurrently proposed a methodology for evaluating interest rate risk which would require banks with excessive interest rate risk exposure to hold additional amounts of capital against such exposures. The market risk rules will apply to any bank or bank holding company whose trading activity equals 10% or more of its total assets, or whose trading activity equals $1 billion or more.

SUPPORT OF SUBSIDIARY INSTITUTIONS

   Under Federal Reserve policy, the Company is expected to act as a source of financial strength for, and to commit resources to support, each of its banking subsidiaries. This support may be required at times when, absent such Federal Reserve policy, the Company may not be inclined to provide it. In addition, any capital loans by a bank holding company to any of its banking subsidiaries are subordinate in right of payment to deposits and to certain other indebtedness of such banks. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a banking subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

   Under the Federal Deposit Insurance Act ("FDIA"), a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989, in connection with
(a) the default of a commonly controlled FDIC-insured depository institution or
(b) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution "in danger of default." "Default" is defined generally as the appointment of a conservator or receiver, and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. The FDIC's claim for damages is superior to claims of shareholders of the insured depository institution or its holding company, but is subordinate to claims of depositors, secured creditors, and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution. The subsidiary depository institutions of the Company are subject to these cross-guarantee provisions. As a result, any loss suffered by the FDIC in respect of these subsidiaries would likely result in assertion of the cross-guarantee provisions, the assessment of such estimated losses against the depository institution's banking affiliates, and a potential loss of the Company's investment in such other subsidiary depository institutions.

PROMPT CORRECTIVE ACTION

   FDICIA establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, which became effective in December 1992, the federal banking regulators are required to establish five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized) and to take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories, the severity of which will depend upon the capital category in which the institution is placed. Generally, subject to a narrow exception, FDICIA requires the banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

   The capital levels established for each of the categories are as follows:



                                               Total          Tier 1 Risk-
 Capital Category     Tier 1 Capital    Risk-Based Capital   Based Capital       Other
==========================================================================================
Well Capitalized     5% or more         10% or more          6% or more      Not subject
                                                                             to a capital
                                                                             directive
------------------------------------------------------------------------------------------
Adequately           4% or more         8% or more           4% or more           --
 Capitalized
------------------------------------------------------------------------------------------
Undercapitalized     less than 4%       less than 8%         less than 4%         --
------------------------------------------------------------------------------------------
Significantly        less than 3%       less than 6%         less than 3%         --
 Undercapitalized
------------------------------------------------------------------------------------------
Critically           2% or less              --                  --               --
 Undercapitalized    tangible equity
==========================================================================================

   For purposes of the regulation, the term "tangible equity" includes core capital elements counted as Tier 1 Capital for purposes of the risk-based capital standards, plus the amount of outstanding cumulative perpetual preferred stock (including related surplus), minus all intangible assets with certain exceptions. A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

   An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. Under FDICIA, a bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to certain limitations. The obligation of a controlling holding company under FDICIA to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches, or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the FDIC. In addition, the appropriate federal banking agency is given authority with respect to any undercapitalized depository institution to take any of the actions it is required to or may take with respect to a significantly undercapitalized institution as described below if it determines "that those actions are necessary to carry out the purpose" of FDICIA.

FDIC INSURANCE ASSESSMENTS

   Pursuant to FDICIA, the FDIC adopted a new risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The new system, which went into effect on January 1, 1994, assigns an institution to one of three capital categories: (a) well capitalized; (b) adequately capitalized; and (c) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. An institution is also assigned by the FDIC to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds

(which may include, if applicable, information provided by the institution's state supervisor). An institution's insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned. Under the final risk-based assessment system, as well as the prior transitional system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates for members of both the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") for the first half of 1995, as they had during 1994, ranged from 23 basis points (0.23% of deposits) for an institution in the highest category (i.e., "well capitalized" and "healthy") to 31 basis points (0.31% of deposits) for an institution in the lowest category (i.e., "undercapitalized" and "substantial supervisory concern"). These rates were established for both funds to achieve a designated ratio of reserves to insured deposits (i.e., 1.25%) within a specified period of time.

   Once the designated ratio for the BIF was reached in May 1995, the FDIC reduced the assessment rate applicable to BIF deposits in two stages, so that, beginning 1996, the deposit insurance premiums for 92% of all BIF members in the highest capital and supervisory categories were set at $2,000 per year, regardless of deposit size. The FDIC elected to retain the existing assessment rate range of 23 to 31 basis points for SAIF members for the foreseeable future given the undercapitalized nature of that insurance fund.

   Recognizing that the disparity between the SAIF and BIF premium rates had adverse consequences for SAIF-insured institutions and other banks with SAIF assessed deposits, including reduced earnings and an impaired ability to raise funds in capital markets and to attract deposits, on July 28, 1995, the FDIC, the Treasury Department, and the Office of Thrift Supervision released statements outlining a proposed plan to recapitalize the SAIF, the principal feature of which was a special one-time assessment on depository institutions holding SAIF-insured deposits, which was intended to recapitalize the SAIF at a reserve ratio of 1.25%. This proposal contemplated elimination of the disparity between the assessment rates on BIF and SAIF deposits following recapitalization of the SAIF.

   A variation of this proposal designated the Deposit Insurance Funds Act of 1996 (the "Funds Act") was enacted by Congress as part of the omnibus budget legislation and signed into law on September 30, 1996. As directed by the Funds Act, the FDIC implemented a special one-time assessment of approximately 65.7 basis points (0.657%) on a depository institution's SAIF-insured deposits held as of March 31, 1995 (or approximately 52.6 basis points on SAIF deposits acquired by banks in certain qualifying transactions).

   In addition, the FDIC proposed a revision in the SAIF assessment rate schedule that effected, as of October 1, 1996 (a) a widening in the assessment rate spread among institutions in the different capital and risk assessment categories, (b) an overall reduction of the assessment rate range assessable on SAIF deposits of from 0 to 27 basis points, and (c) a special interim assessment rate range for the last quarter of 1996 of from 18 to 27 basis points on institutions subject to FICO assessments. Effective January 1, 1997, FICO assessments will be imposed on both BIF- and SAIF-insured deposits in annual amounts presently estimated at 1.29 basis points and 6.44 basis points, respectively. Beginning in January, 2000, BIF- and SAIF- insured institutions will share the FICO interest costs at equal rates currently estimated 2.43 basis points. The Funds Act further provides that BIF and SAIF are to be merged, creating the "Deposit Insurance Fund," on January 1, 1999, provided that bank and savings association charters are combined by that date.

   Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

PROPOSED LEGISLATION AND REGULATORY ACTION

   New regulations and statutes are regularly proposed which contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions. It cannot be predicted whether or what form any proposed regulation or statute will be adopted or the extent to which the business of the Company may be affected by such regulation or statute.


ITEM 2.  DESCRIPTION OF PROPERTIES

   BANK LOCATION AND FACILITIES. The Company's offices are currently located at 755 Commerce Drive, Suite 516, Decatur, Georgia in DeKalb County. The Company and the Bank will be located at 1120 Commerce Drive, Decatur Georgia. The Company has leased a landmark site in the financial district of downtown Decatur.

   The Company entered into an Agreement to Lease, dated August 20, 1996, with Daniel B. Pattillo, which provides that the Company may sublease the property from Atlanta Gas Light Company until June 1, 1997 and thereafter may lease the building from Mr. Pattillo until June 1, 2002. The Agreement to Lease provides that the Company has an option to purchase the building under certain conditions. The Company entered into an Agreement of Sublease, dated September 9, 1996 with Atlanta Gas Light Company, dated September 9, 1996 to sublease the property from September 1, 1996 until May 31, 1997.

   The building currently contains 5,400 square feet of usable space which can be expanded. The organizers plan to renovate the building and use the current square footage. The top floor contains 3,917 square feet and will be converted into the banking lobby and bank operations. The lower level, which contains 1,487 square feet, will be used for executive offices and conference rooms. The conference room will be used for meetings and training space. Most of the operations and back-room work will be outsourced so less space will be needed. Video drive-ups will be used instead of physical drive-ups, which will reduce the need for additional square footage. The lower parking lot has sufficient room to put two drive-up lanes in addition to employee parking. The property fronts Commerce Drive, which is a main thoroughfare in Decatur, and backs up to a retail area and residential property. Access to the drive-ups will be available through a side street off of Commerce Drive. The main parking lot will be accessible from Commerce Drive.

   The Company does not invest in real estate, interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities.


ITEM 3.  LEGAL PROCEEDINGS

   There are no material pending legal proceedings to which the Company is a party or of which any of its properties are subject; nor are there material proceedings known to the Company to be contemplated by any governmental authority; nor are there material proceedings known to the Company, pending or contemplated, in which any director, officer or affiliate or any principal security holder of the Company or any associate of any of the foregoing, is a party or has an interest adverse to the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

   There is currently no market for the shares of Common Stock and it is not likely that an active trading market will develop for the shares in the future. There are no present plans for the Company's Common Stock to be traded on any stock exchange or over-the-counter market. As a result, investors who need or wish to dispose of all or part of their shares may be unable to do so except in private, directly negotiated sales.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The Company was organized on August 2, 1996 (the "Inception"). Since the Inception, the Company's principal activities have been related to its organization, the conducting of its initial public offering, the pursuit of approvals from the Georgia Department of Banking and Finance (the "DBF") and Federal Deposit Insurance Corporation (the "FDIC") of its application to charter the Bank, and the pursuit of approvals from the Federal Reserve Board for the Company to acquire control of the Bank.

  At December 31, 1996, the Company had total assets of $439,406. These assets consisted principally of restricted cash from stock subscriptions of $260,750, organizational costs of $77,179, cash of $23,935, premises and equipment of $20,193, and other deferred charges. The organizational costs relate to the organization of the Company and the Bank and have been capitalized and will be amortized over five years. Premises and equipment consists primarily of architectural fees for the Bank's main office site, for which the Company plans to spend approximately $495,000 in improvements to the current structure.

  The Company's liabilities at December 31,1996 were $545,884, and consisted primarily of subscribers' deposits of $260,750, advances under a line of credit from a bank of $200,000 and advances from the organizers of $55,000. The advances are non-interest bearing loans and are not callable by the organizers but are to be repaid from the proceeds of the Offering. The Company's line of credit with The Bankers Bank is in the amount of $800,000, and the balance of $600,000 is available to fund future organization expenses and improvements to be made to the building. The Company had a stockholder's deficit of $106,478 at December 31, 1996.

  The Company had a net loss of $106,488, from August 2, 1996 (Inception) through December 31, 1996, or a pro forma net loss of $.13 per share (assuming the sale of the minimum number of shares in the offering were outstanding during the entire period). This loss resulted from expenses incurred in connection with activities related to the organization of the Company and the Bank. These activities included (without limitation) the preparation and filing of an application with the DBF and the FDIC to charter the Bank, the preparation of an application with the Federal Reserve Board for approval of the Company to acquire the Bank, responding to questions and providing additional information to the DBF, the FDIC and the Federal Reserve Board in connection with the application process, preparation of a Prospectus and filing a Registration Statement with the Securities and Exchange Commission, the selling of the Company's common stock, meetings and discussions among various organizers regarding application and SEC filing information, target markets and capitalization issues, hiring qualified personnel to work for the Bank, conducting public relation activities on behalf of the Bank, developing prospective business contacts for the Bank and the Company, and taking other actions necessary for a successful bank opening. Because the Company was in the organization stage, it had no operations from which to generate revenues.

  A minimum of $8,000,000 of the proceeds of the Offering will be used to capitalize the Bank and the remainder will be used to pay organization expenses of the Company and provide working capital, including additional capital for investment in the Bank, if needed. The Company believes this amount will be sufficient to fund the activities of the Bank in its initial stages of operations, and that the Bank will generate sufficient income from operations to fund its activities on an ongoing basis. For purposes of its charter application with the DBF, the organizers estimated the Company's deficit when the Bank opens to be approximately $196,000, although the actual deficit may be significantly higher or lower. The Company believes that income from the operations of the Bank will be sufficient to fund the activities of the Company on an ongoing basis; however, there can be no assurance that either the Bank or the Company will achieve any particular level of profitability. The Company has obtained an $800,000 line of credit guaranteed by the organizers to provide the necessary funding to cover costs and expenses the Company is expected to incur prior to the completion of the Offering. In the event the proceeds of the Offering are insufficient to provide the minimum initial funding needed for regulatory approval, the proceeds from the Offering will be returned to the investors, the Offering withdrawn, and the organizers will assume the obligations of the Company.

Item 7.  Financial Statements



                         DECATUR FIRST BANK GROUP, INC.
                       (A DEVELOPMENT STAGE CORPORATION)

                              FINANCIAL STATEMENTS

                               DECEMBER 31, 1996

                 (WITH INDEPENDENT ACCOUNTANTS' REPORT THEREON)

             [LETTERHEAD OF PORTER KEADLE MOORE, LLP APPEARS HERE]

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



TO THE BOARD OF DIRECTORS
DECATUR FIRST BANK GROUP, INC.

We have audited the accompanying balance sheet of Decatur First Bank Group, Inc. (a development stage corporation) as of December 31, 1996, and the related statements of operations, changes in stockholder's equity and cash flows for the period from August 2, 1996 (inception) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Decatur First Bank Group, Inc. as of December 31, 1996 and the results of its operations and its cash flows from August 2, 1996 (inception) to December 31, 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Decatur First Bank Group, Inc. will continue as a going concern. As discussed in note 1 to the financial statements, the Company is in the organization stage and has not commenced operations. Also, as discussed in note 4, the Company's future operations are dependent on obtaining capital through an initial stock offering and obtaining the necessary final regulatory approvals. These factors and the expense associated with development of a new banking institution raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in note 4. The financial statements do not include any adjustments relating to the recoverability of reported asset amounts or the amount of liabilities that might result from the outcome of this uncertainty.


                                        /s/ Porter Keadle Moore, LLP
                                        ----------------------------
                                        Porter Keadle Moore, LLP

Atlanta, Georgia
January 27, 1997

                         DECATUR FIRST BANK GROUP, INC.
                       (A DEVELOPMENT STAGE CORPORATION)

                                 BALANCE SHEET

                               DECEMBER 31, 1996

                                     Assets
                                     ------
Cash                                                          $ 23,935
Restricted cash                                                260,750
Other assets                                                    33,200
                                                              --------

          Current assets                                       317,885

Premises and equipment                                          20,193

Organization costs                                              77,179

Deferred offering expenses                                      24,149
                                                              --------

                                                              $439,406
                                                              ========

                      Liabilities and Stockholder's Equity
                      ------------------------------------

Accounts payable and accrued expenses                         $ 30,134
Accounts payable - organizers                                   55,000
Subscribers' deposits                                          260,750
Note payable - line of credit                                  200,000
                                                              --------

          Current liabilities                                  545,884
                                                              --------
Commitments

Stockholder's equity:
    Preferred stock, no par value; 2,000,000 shares
          authorized; no shares issued and outstanding               -
    Common stock, par value $5 per share; 10,000,000
          shares authorized; 1 share issued and outstanding          5
    Additional paid-in capital                                       5
    Deficit accumulated during the development stage          (106,488)
                                                             ---------

          Total stockholder's equity                          (106,478)
                                                             ---------

                                                             $ 439,406
                                                             =========



See accompanying notes to financial statements.

                         DECATUR FIRST BANK GROUP, INC.
                       (A DEVELOPMENT STAGE CORPORATION)

                            STATEMENT OF OPERATIONS

      FOR THE PERIOD FROM AUGUST 2, 1996 (INCEPTION) TO DECEMBER 31, 1996


Expenses:
   Salaries and employee benefits                                  $ 64,935

   Interest                                                           3,042

   Rent                                                              19,065

   Other operating                                                   19,446
                                                                   --------

        Net loss                                                   $106,488
                                                                   ========

        Proforma net loss per share                                $    .13
                                                                   ========



                See accompanying notes to financial statements.

                         DECATUR FIRST BANK GROUP, INC.
                       (A DEVELOPMENT STAGE CORPORATION)

                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY

      FOR THE PERIOD FROM AUGUST 2, 1996 (INCEPTION) TO DECEMBER 31, 1996


                                                                      Deficit
                                                                    Accumulated
                                                        Additional   During the
                                Preferred    Common       Paid-in   Development
                                  Stock      Stock        Capital      Stage        Total
                                ---------    ------     ----------  -----------    --------
Proceeds from the sale of
   organization shares                  -       $ 5              5            -          10

Net loss                                -         -             -      (106,488)   (106,488)
                                      ---       ---           ---      --------    --------

Balance, December 31, 1996              -       $ 5             5      (106,488)   (106,478)
                                      ===       ===           ===      ========    ========



See accompanying notes to financial statements.

                         DECATUR FIRST BANK GROUP, INC.
                       (A DEVELOPMENT STAGE CORPORATION)

                            STATEMENT OF CASH FLOWS

      FOR THE PERIOD FROM AUGUST 2, 1996 (INCEPTION) TO DECEMBER 31, 1996


Cash flows from operating activities:
   Net loss                                                           $(106,488)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
          Increase in other assets                                      (33,200)
          Increase in accounts payable and accrued expenses              30,134
                                                                      ---------

              Net cash used in operating activities                    (109,554)
                                                                      ---------

Cash flows from investing activities:
   Purchases of premises and equipment                                  (20,193)
   Organization costs                                                   (77,179)
   Payments for stock offering expenses                                 (24,149)
                                                                      ---------

              Net cash used in investing activities                    (121,521)
                                                                      ---------

Cash flows from financing activities:
   Proceeds from accounts payable -  organizers                          55,000
   Proceeds from note payable                                           200,000
   Proceeds from the sale of organization share                              10
                                                                      ---------

              Net cash provided by financing activities                 255,010
                                                                      ---------

Net increase in cash and cash equivalents                                23,935

Cash and cash equivalents at beginning of period                              -
                                                                      ---------

Cash and cash equivalents at end of period                            $  23,935
                                                                      =========

Supplemental cash flow information:
   Cash paid for interest                                             $   1,810

   During the period ended December 31, 1996 restricted cash increased $260,750 as a result of subscriptions for common stock and corresponding deposits to the escrow account.



See accompanying notes to financial statements.

                         DECATUR FIRST BANK GROUP, INC.
                       (A DEVELOPMENT STAGE CORPORATION)

                         NOTES TO FINANCIAL STATEMENTS


(1)  ORGANIZATION
     ------------

   Decatur First Bank Group, Inc. (the Company) was incorporated for the purpose of becoming a bank holding company. The Company intends to acquire 100% of the outstanding common stock of Decatur First Bank (the Bank), which will operate in the Decatur, Georgia area. The organizers of the Bank filed a joint application to charter the Bank with the Georgia Department of Banking and Finance and the Federal Deposit Insurance Corporation. Provided that the application is timely approved and necessary capital is raised, it is expected that operations will commence in the second quarter of 1997. The Company intends to file an application to become a bank holding company with the Federal Reserve Bank of Atlanta.

   Operations through December 31, 1996 relate primarily to expenditures by the organizers for incorporating and organizing the Company. All expenditures by the organizers are considered expenditures of the Company.

   The Company plans to raise between $8,100,000 and $12,000,000 through an offering of its $5 par value common stock at $10 per share, of which at least $8,000,000 will be used to capitalize the Bank. The organizers and directors expect to subscribe for a minimum of approximately $1,647,900 of the Company's stock.

   Upon chartering of the Bank and approval of the Company as a bank holding company, the Company and its Bank subsidiary will assume certain obligations from the organizers, including certain organization costs and offering expenses. Upon the successful completion of the sale of common stock, the organizers will be reimbursed from the proceeds from the offering; if the offering is not successful, all of these expenses will be absorbed by the organizers and will not become an obligation of the Company.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ------------------------------------------
   CASH FLOWS
   For purposes of reporting cash flows, cash consists of amounts due from banks that are not restricted as to their use.

   ORGANIZATION COSTS

   Costs incurred for the organization of the Company and the Bank (consisting principally of legal, accounting, consulting and incorporation fees) are being capitalized and will be amortized over five years. Amortization of the organization costs will begin when banking operations commence.

   DEFERRED OFFERING EXPENSES

   Costs incurred in connection with the stock offering, consisting of direct, incremental costs of the offering, are being deferred and will be offset against the proceeds of the stock sale as a charge to additional paid in capital.

   PRE-OPENING EXPENSES
   Costs incurred for overhead and other operating expenses are included in the current period's operating results.

                         DECATUR FIRST BANK GROUP, INC.
                       (A DEVELOPMENT STAGE CORPORATION)

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED


(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
    ------------------------------------------
    PROFORMA NET LOSS PER COMMON SHARE

   Proforma net loss per common share is calculated by dividing net loss by the minimum number (810,000) of common shares which could be sold in the initial public offering, which would be outstanding should the offering be successful, as prescribed in Staff Accounting Bulletin Topic 1:B.

(3) RESTRICTED CASH
    ---------------

   At December 31, 1996, subscribers' deposits of $260,750 were held in escrow. The escrow agreement prohibits the release of funds until subscriptions of $8,100,000 have been received, the Company has obtained regulatory approval to acquire the stock of the Bank and thereafter become a bank holding company, and the Bank has received preliminary approval for its application for a charter from the regulatory authorities. All subscriptions will be returned in full if these conditions are not met.

(4) LIQUIDITY AND GOING CONCERN CONSIDERATIONS
    ------------------------------------------
   The Company incurred a net loss of $106,488 for the period from August 2, 1996 (inception) to December 31, 1996. At December 31, 1996, liabilities exceeded assets by $106,478.

   At December 31, 1996, the Company is funded by advances from the organizers and from a line of credit from a bank. Management believes that the current level of expenditures is well within the financial capabilities of the organizers and adequate to meet existing obligations and fund current operations, but obtaining final regulatory approvals and commencing banking operations is dependent on successfully completing the stock offering.

   To provide permanent funding for its operation, the Company is currently offering a minimum of 810,000 and a maximum of 1,200,000 shares of its $5 par value common stock, at $10 per share in an initial public offering. Costs related to the registration of the Bank's common stock will be paid from the gross proceeds of the offering. Shares issued which are outstanding at December 31, 1996 will be redeemed concurrently with the consummation of the offering. Should subscriptions for the minimum offering not be obtained, amounts paid by the subscribers with their subscriptions will be returned and the offer withdrawn.

(5) LINE OF CREDIT
    --------------

   Organization, offering and pre-opening costs incurred prior to the opening for business will be funded under a $300,000 line of credit with a bank. The terms of the existing line of credit, which is guaranteed by the organizers, include a maturity of August 27, 1997 and interest which is payable quarterly calculated at the prime interest rate. Subsequent to December 31, 1996, the line of credit was increased to $800,000 to cover the cost of the building modifications discussed in note 7.

(6) PREFERRED STOCK
    ---------------

   Shares of preferred stock may be issued from time to time in one or more series as established by resolution of the Board of Directors of the Company, up to a maximum of 2,000,000 shares. Each resolution shall include the number of shares issued, preferences, special rights and limitations as determined by the Board.

                         DECATUR FIRST BANK GROUP, INC.
                       (A DEVELOPMENT STAGE CORPORATION)

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED


(7)  COMMITMENTS
     -----------

   On September 9, 1996 the Company entered into an operating lease agreement for space which will serve as the main office of the Company and the Bank. Through May of 1997, the Company has entered into a sublease agreement with the current lessor at a rate of $3,200 per month, but from June 1997 through June 2002 the Company has committed to a monthly rental of $4,500, contingent upon the receipt of all required regulatory approvals. The lease term also includes an option to purchase the property at a price of $500,000. The lease may be canceled by the Company prior to March 1, 1997 should the Company and the Bank not receive the required regulatory approvals.

   In regards to this lease, certain expenditures for modifications to the existing structure are anticipated to prepare the building to serve as the main office of the Company and the Bank. It is management's estimate that these costs should approximate $495,000.

   The Company entered into an employment agreement with its President and Chief Executive Officer, providing for an initial term of five years commencing June 1, 1996, and an automatic annual extension subsequent to that five year period. The agreement provides for a base salary, an incentive bonus based on five percent of the Company's pre-tax earnings, and stock options which vest equally over five years at $10 per share equal to five percent of the number of shares sold in the initial public offering. Additionally, the Company is to maintain a $1,000,000 key man life insurance policy, with $500,000 payable to the Company and $500,000 payable to the President's family. The agreement further provides for other perquisites, and subjects the President to certain non-compete restrictions.

(8)  INCOME TAXES
     ------------

   At December 31, 1996, the Company had a net operating loss carryforward for tax purposes of approximately $3,300, which will expire in 2011, if not previously utilized. No income tax expense or benefit was recorded for the period ended December 31, 1996, due to this loss carryforward.

   The following summarizes the sources and expected tax consequences of future taxable deductions which comprise the net deferred taxes at December 31, 1996:

    Deferred tax assets:
       Pre-opening expenses                           $ 39,171
       Operating loss carryforwards                      1,252
                                                      --------

       Total gross deferred tax assets                  40,423
       Less valuation allowance                        (40,423)

       Net deferred taxes                             $      -
                                                      ========

   The future tax consequences of the differences between the financial reporting and tax basis of the Company's assets and liabilities resulted in a net deferred tax asset. A valuation allowance was established for the net deferred tax asset, as the realization of these deferred tax assets is dependent on future taxable income.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

   The following table sets forth for each director and executive officer of the Company (i) the person's name, (ii) his or her age at December 31, 1996, (iii) the year he or she was first elected as a director of the Company, and (iv) his or her positions with the Company other than as a director and his or her other business experience for the past five years.

                                                     POSITION WITH THE COMPANY
NAME (AGE)                   DIRECTOR SINCE           AND BUSINESS EXPERIENCE
---------------------------  --------------  ------------------------------------------
John L. Adams, Jr. (42)                1996  Real Estate Broker; President and Managing
                                                Broker, Clairmont Place Realty, Inc.

Merriell Autrey, Jr. (70)              1996                Retired Banker

Mary Bobbie Bailey (68)                1996        Business Owner; Our-Way, Inc.,
                                                       Bailey Design Company

James A. Baskett (48)                  1996           Business Owner; Prolific
                                                         Impressions, Inc.

William F. Floyd (50)                  1996      Construction; Secretary-Treasurer;
                                                Southern Champion Construction, Inc.

John C. Joyner (56)                    1996                   Attorney

Robert E. Lanier (57)                  1996           Real Estate Development;
                                                  President, REL Properties, Inc.

Carol G. Nickola (45)                  1996            Health Care Consultant

Lynn Pasqualetti (41)                  1996          Accountant; President and
                                                    Co-Owner, HLM Services, Inc.

Roger K. Quillen (43)                  1996                   Attorney

Judy B. Turner/1/ (49)                 1996             President and Chief
                                                  Executive Officer of the Company
----------------------------

/1/ Prior to becoming President and Chief Executive Officer of the Company, Ms. Turner served as Regional Sales Manager of Bank South.

    The Company is not subject to filings required by Section 16 of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). The Company is filing this Annual Report on Form 10-KSB pursuant to Section 15(d) of the Exchange Act.

ITEM 10.  EXECUTIVE COMPENSATION


EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

    The following table presents the total compensation of the Company paid during fiscal year 1996 (since its inception in August 1996) to its chief executive officer. No executive officer of the Company earned over $100,000 in salary and bonus during fiscal year 1996.


                                Annual Compensation                Long-Term Compensation
                       -------------------------------------  --------------------------------
                                                                       Awards          Payouts
                                                              ---------------------    -------
                                                   Other      Restricted                             All
                                                   Annual       Stock      Options/     LTIP        Other
                               Salary   Bonus   Compensation    Awards       SARs      Payouts   Compensation
Name and Position       Year     ($)      ($)        ($)          ($)        (#)          ($)        ($)
-----------------      -----   ------   -----   ------------  ----------   --------    -------   ------------
Judy B. Turner          1996   45,500     0           0            0           0           0            0
President and Chief
Executive Officer


COMPENSATION OF DIRECTORS AND OFFICERS

    The Company entered into an employment agreement with Ms. Turner (the "Employment Agreement"). Under the terms of the Employment Agreement, Ms. Turner began receiving a starting salary of $6,500 per month until the Company satisfies the conditions for releasing offering funds from the Escrow Account. After the Company breaks escrow, Ms. Turner will begin receiving a salary of $8,000 per month. The Employment Agreement provides that at the end of each year of operation, Ms. Turner will be entitled to receive a cash bonus in the amount of 5% of the Company's audited consolidated pretax net income, provided that certain performance criteria are satisfied. Additionally, the Employment Agreement provides that after the Company receives the funds from the Escrow Account, the Company will grant Ms. Turner a non-qualified ten-year option to purchase a number of shares of Common Stock equal to 5% of the number of shares of Common Stock sold in this offering. The option will become vested and exercisable in 20% increments on the anniversaries of the grant date at a purchase price of $10.00 per share. Pursuant to the Employment Agreement, the Company will also lease an automobile to be used by Ms. Turner. In the event Ms. Turner is terminated by the Company without cause, the Company will be required to meet its obligations under the Employment Agreement with respect to Ms. Turner's compensation for a period of twelve months from the date of termination. In the event of termination of Ms. Turner's employment, other than by the Company without cause or by Ms. Turner for cause, as defined in the employment agreement, Ms. Turner will be prohibited from competing with the Bank or soliciting its customers or employees for a period of twelve months from the date of termination.

    Directors of the Bank will not be compensated for their services as directors until the Bank earns a cumulative profit.

    Officers and directors of the Company will not be separately compensated for their services to the Company until the Company earns a cumulative profit.

    The Company has not granted any options since its inception.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The Company's offering of its Common Stock, pursuant to its Registration Statement on Form SB-2, is ongoing. Offering funds are being placed in an escrow account until the Company receives subscriptions for at least 810,000 shares and satisfies certain other certain conditions for releasing the offering funds from the Escrow Account. There is only one share of the Company's Common Stock currently outstanding which is held by Ms. Turner.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN TRANSACTIONS

    It is possible that the Company and the Bank will have banking and other business transactions in the ordinary course of business with directors and officers of the Company and the Bank, including members of their families or corporations, partnerships or other organizations in which such directors and officers have a controlling interest. If such transactions occur, (a) they will be on substantially the same terms (including price, or interest rate and collateral) as those prevailing at the time for comparable transactions with unrelated parties, and any banking transactions will not be expected to involve more than the normal risk of collectibility or present other unfavorable features to the Company and the Bank, and (b) they will be on terms no less favorable than could be obtained from an unaffiliated third party and will be approved by a majority of the directors, including a majority of the disinterested directors.

    To facilitate the Bank's formation, the organizers obtained a line of credit from The Bankers Bank in the aggregate amount of $300,000 to pay organizational and pre-opening expenses for the Company and the Bank. The line of credit bears interest at The Bankers Bank's prime rate and has a one-year term. The organizers have personally guaranteed the line of credit. The line of credit and interest costs will be repaid from the offering proceeds when the conditions to the offering have been satisfied. As of December 31, 1996, the amount outstanding on the line of credit was $200,000.

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 10-KSB

(a)  Exhibits

     Exhibit
     Number                            Exhibit
     -------                           -------

     3.1       Articles of Incorporation./1/

     3.2       Bylaws./1/

     4.1       Instruments Defining the Rights of Security Holders.  See
               Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at
               Exhibit 3.2 hereto.

     10.1      Agreement to Lease, dated August 20, 1996 between Daniel B.
               Pattillo and Decatur First Bank Group, Inc./1/

     10.2      Agreement to Sublease, dated September 9, 1996, between Atlanta
               Gas Light Company and Decatur First Bank Group, Inc./1/

     10.3      Escrow Agreement, dated October 17, 1996 between Decatur First
               Bank Group, Inc. and The Bankers Bank./1/

     10.4      Employment Agreement, dated as of June 1, 1996 among Decatur
               First Bank (In Organization), Decatur First Bank Group, Inc and
               Judy B. Turner./1/

     22.1      Subsidiaries of Decatur First Bank Group, Inc.

     24.1      Power of Attorney (appears on the signature pages to this Annual
               Report on 10-KSB).

     27.       Financial Data Schedule

(b)  Reports on Form 8-K filed in the fourth quarter of 1996:  None.


  /1/ Incorporated herein by reference to exhibit of same number in the Company's Registration Statement on Form SB-2, Registration No. 333-143555, filed October 18, 1996.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS.

     The Company is currently offering its stock for sale pursuant to its Registration Statement on Form SB-2, Registration No. 333-143555, filed October 18, 1996. As of March 17, 1997, the Company had only one shareholder and does not intend to prepare an Annual Report covering the last fiscal year or hold a meeting of shareholders until the offering is complete.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  DECATUR FIRST BANK GROUP, INC.



                                  By:  /s/ Judy B. Turner
                                      --------------------
                                      Judy B. Turner
                                      President and Chief
                                      Executive Officer


                                  Date:   3/4/97



                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears on the signature page to this Report constitutes and appoints Judy B. Turner, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits hereto, and other documents in connection herewith with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        Signature                     Title                          Date
        ---------                     -----                          ----
/s/ John L. Adams, Jr.               Director                        3/4/97
--------------------------
John L. Adams, Jr.


/s/ Merriell Autrey, Jr.             Director                        3/4/97
--------------------------
Merriell Autrey, Jr.


/s/ Mary Bobbie Bailey               Director                        3/4/97
--------------------------
Mary Bobbie Bailey


/s/ James A. Baskett                 Director                        3/4/97
--------------------------
James A. Baskett


/s/ William F. Floyd                 Director                        3/4/97
--------------------------
William F. Floyd


/s/ John C. Joyner                   Director                        3/4/97
--------------------------
John C. Joyner


                                     Director                        _______
--------------------------
Robert E. Lanier


                                     Director                        _______
--------------------------
Carol G. Nickola


/s/ Lynn Pasqualetti                 Director                        3/4/97
--------------------------
Lynn Pasqualetti


                                     Director                        ________
--------------------------
Roger K. Quillen


/s/ Judy B. Turner                   President and Chief             3/4/97
--------------------------
Judy B. Turner                       (Principal Financial and
                                     Accounting Officer)


                                 EXHIBIT INDEX
                                 -------------

                                                            Page Number in
  Exhibit                                                    Sequentially
  Number                        Exhibit                     Numbered Copy
-----------  ---------------------------------------------  --------------

    3.1      Articles of Incorporation./1/                       N/A

    3.2      Bylaws./1/                                          N/A

    4.1      Instruments Defining the Rights of Security         N/A
             Holders.  See Articles of Incorporation at
             Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

    10.1     Agreement to Lease, dated August 20, 1996           N/A
             between Daniel B. Pattillo and Decatur First
             Bank Group, Inc./1/

    10.2     Agreement to Sublease, dated September 9,           N/A
             1996, between Atlanta Gas Light Company
             and Decatur First Bank Group, Inc./1/

    10.3     Escrow Agreement, dated October 17, 1996            N/A
             between Decatur First Bank Group, Inc. and
             The Bankers Bank./1/

    10.4     Employment Agreement, dated as of June 1,           N/A
             1996 among Decatur First Bank (In
             Organization), Decatur First Bank Group, Inc and Judy B. Turner./1/

    22.1     Subsidiaries of Decatur First Bank Group,
             Inc.

    24.1 Power of Attorney (appears on the signature pages to this Annual Report on 10-KSB).

    27.      Financial Data Schedule

  /1/ Incorporated herein by reference to exhibit of same number in the Company's Registration Statement on Form SB-2, registration No. 33-143555, filed October 18, 1996.