Form 10QSB
period 1997-03-31
DECATUR FIRST BANK GROUP INC
filed 1997-05-14
CIK 1024918

DRAFT DATE May 9, 1997


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-QSB

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1997

                                      OR

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Transition Period from _______ to _______

                       Commission file number 333-14355

                        Decatur First Bank Group, Inc.
                  ------------------------------------------
            (Exact name of registrant as specified in its charter)

          Georgia                                        58-2254289
   -----------------------                   ---------------------------------
   (State of Incorporation)                 (I.R.S. Employer Identification No.)

   755 Commerce Drive
   Suite 516
   Decatur, Georgia                                        30030
   -------------------------------           ---------------------------------
   (Address of principal executive                      (Zip Code)
   offices)

                                 404-373-6548
                            ----------------------
                              (Telephone Number)


                                Not Applicable
                            ----------------------
                         (Former name, former address
                            and former fiscal year,
                         if changed since last report)

   Check whether the issurer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES XX   NO
                                   --      --

                     APPLICABLE ONLY TO CORPORATE ISSUERS

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

   One (1) share of common stock, $5 par value per share, issued and outstanding as of May 8, 1997. Registrant is currently offering its stock for sale pursuant to a Registration Statement on Form SB-2, which the SEC declared effective on December 11, 1996.

   Transitional Small Business Disclosure Format (check one):  YES     NO XX
                                                                   --     --

DRAFT DATE May 9, 1997

                        DECATUR FIRST BANK GROUP, INC.

                        PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

            The financial statements of Decatur First Bank Group, Inc. (the "Company") are set forth in the following pages.

DRAFT DATE May 9, 1997

                        DECATUR FIRST BANK GROUP, INC.
                       (A Development Stage Corporation)

                                 Balance Sheet

                                March 31, 1997

                                    Assets
                                    ------


Cash                                                            $        9,503
Restricted cash                                                      3,514,930
Other assets                                                            33,200
                                                                   -----------

   Current assets                                                    3,557,633

Premises and equipment                                                 173,653

Organization costs                                                      90,369

Deferred offering expenses                                              47,938
                                                                   -----------

                                                                $    3,869,593
                                                                   ===========


                     Liabilities and Stockholder's Equity
                     ------------------------------------

Accounts payable and accrued expenses                           $      130,756
Accounts payable - organizers                                           55,000
Subscribers' deposits                                                3,514,930
Note payable - line of credit                                          350,000
                                                                   -----------

   Current liabilities                                               4,050,686
                                                                   -----------

Commitments

Stockholder's equity:
  Preferred stock, no par value;
   2,000,000 shares
 authorized; no shares issued and                                          -
  outstanding
  Common stock, par value $5 per share;
   10,000,000
 shares authorized; 1 share issued and                                       5
  outstanding
 Additional paid-in capital                                                  5
 Deficit accumulated during the                                       (181,103)
  development stage                                                -----------

    Total stockholder's equity                                        (181,093)
                                                                   -----------

                                                                $    3,869,593
                                                                   ===========

DRAFT DATE May 9, 1997

                        DECATUR FIRST BANK GROUP, INC.
                       (A Development Stage Corporation)

                           Statements of Operations

                   For the Three Months Ended March 31, 1997
       and the Period from August 2, 1996 (inception) to March 31, 1997


                                              Three Months     Cumulative
                                                 Ended          Through
                                             March 31, 1997  March 31, 1997
                                             --------------  --------------

Expenses:
     Salaries and employee benefits           $          38,724         103,659

     Interest                                             3,708           6,750

     Rent                                                17,546          36,611

     Other operating                                     14,637          34,083
                                                         ------         -------

               Net loss                       $          74,615         181,103
                                                         ======         =======

               Proforma net loss per          $            0.09            0.22
                share                                    ======         =======


DRAFT DATE May 9, 1997

                        DECATUR FIRST BANK GROUP, INC.
                       (A Development Stage Corporation)

                           Statements of Cash Flows

                   For the Three Months Ended March 31, 1997
       and the Period from August 2, 1996 (inception) to March 31, 1997


                                              Three Months      Cumulative
                                                  Ended           Through
                                             March 31, 1997   March 31, 1997
                                             --------------   --------------

Cash flows from operating activities:
 Net loss                                 $      (74,615)        (181,103)
 Adjustments to reconcile net loss to
  net cash provided (used) by
  operating activities:
    Increase in other assets                        -             (33,200)
    Increase in accounts payable and
     accrued expenses                            100,622          130,756
                                                 -------          -------

         Net cash provided (used) by
          operating activities                    26,007          (83,547)
                                                 -------          -------

Cash flows from investing activities:
 Purchases of premises and equipment            (153,460)        (173,653)
 Organization costs                              (13,190)         (90,369)
 Payments for stock offering expenses            (23,789)         (47,938)
                                                 -------          -------

         Net cash used by investing
          activities                            (190,439)        (311,960)
                                                 -------          -------
Cash flows from financing activities:
 Proceeds from accounts payable -
  organizers                                        -              55,000
 Proceeds from note payable                      150,000          350,000
 Proceeds from the sale of organization
  share                                             -                  10
                                                 -------          -------

         Net cash provided by financing
          activities                             150,000          405,010
                                                 -------          -------

Net change in cash and cash equivalents          (14,432)           9,503

Cash and cash equivalents at beginning
 of period                                        23,935             -
                                                 -------          -------

Cash and cash equivalents at end of
 period                                   $        9,503            9,503
                                                 =======          =======

Supplemental cash flow information:
   Cash paid for interest                 $        4,940            6,750
                                                ========          =======

Through March 31, 1997 restricted cash increased $3,514,930 as a result of subscriptions for common stock and corresponding deposits to the escrow acount.

DRAFT DATE May 9, 1997

                        DECATUR FIRST BANK GROUP, INC.
                      (A Development Stage Corporation)
                         Notes to Financial Statements


(1)  Organization
     ------------
     Decatur First Bank Group, Inc. (the Company) was incorporated for the purpose of becoming a bank holding company. The Company intends to acquire 100% of the outstanding common stock of Decatur First Bank (the Bank), which will operate in the Decatur, Georgia area. The organizers of the Bank filed a joint application to charter the Bank with the Georgia Department of Banking and Finance and the Federal Deposit Insurance Corporation. Provided that the application is timely approved and necessary capital is raised, it is expected that operations will commence in the third quarter of 1997. The Company has filed an application to become a bank holding company with the Federal Reserve Bank of Atlanta.

     Operations through March 31, 1997 relate primarily to expenditures by the organizers for incorporating and organizing the Company. All expenditures by the organizers are considered expenditures of the Company.

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

     The interim financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim period presented. All such adjustments are of a normal recurring nature. The results of operations for the quarter ended March 31, 1997 are not necessarily indicative of the results of a full year's operations.

(2)  Proforma Net Loss Per Common Share
     ----------------------------------
     Proforma net loss per common share is calculated by dividing net loss by the minimum number (810,000) of common shares which could be sold in the initial public offering, which would be outstanding should the offering be successful, as prescribed in Staff Accounting Bulletin Topic 1:B.

(3)  Restricted Cash
     ---------------
     At March 31, 1997, subscribers' deposits of $3,514,930 were held in escrow. The escrow agreement prohibits the release of funds until subscriptions of $8,100,000 have been received, the Company has obtained regulatory approval to acquire the stock of the Bank and thereafter become a bank holding company, and the Bank has received preliminary approval for its application for a charter from the regulatory authorities. All subscriptions will be returned in full if these conditions are not met.

(4)  Liquidity and Going Concern Considerations
     ------------------------------------------
     The Company incurred a net loss of $181,103 for the period from August 2, 1996 (inception) to March 31, 1997. At March 31, 1997, liabilities exceeded assets by $181,093.

     At March 31, 1997, the Company is funded by advances from the organizers and from a line of credit from a bank. Management believes that the current level of expenditures is well within the financial capabilities of the organizers and adequate to meet existing obligations and fund current operations, but obtaining final regulatory approvals and commencing banking operations is dependent on successfully completing the stock offering.

     To provide permanent funding for its operation, the Company is currently offering a minimum of 810,000 and a maximum of 1,200,000 shares of its $5 par value common stock, at $10 per share in an initial public offering. Costs related to the registration of the Bank's common stock will be paid from the gross proceeds of the offering. Shares issued which are outstanding at March 31, 1997 will be redeemed concurrently with the consummation of the offering. Should subscriptions for the minimum offering not be obtained, amounts paid by the subscribers with their subscriptions will be returned and the offer withdrawn.

DRAFT DATE May 9, 1997
                        DECATUR FIRST BANK GROUP, INC.
                       (A Development Stage Corporation)

                   Notes to Financial Statements, continued


(5)  Commitments
     -----------
     On September 9, 1996 the Company entered into an operating lease agreement for space which will serve as the main office of the Company and the Bank. Through May of 1997, the Company has entered into a sublease agreement with the current lessor at a rate of $3,200 per month, but from June 1997 through June 2002 the Company has committed to a monthly rental of $4,500. The lease term also includes an option to purchase the property at a price of $500,000.

     In regards to this lease, certain expenditures for modifications to the exisiting structure are anticipated to prepare the building to serve as the main office of the Company and the Bank. It is management's estimate that these costs should approximate $510,000.

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

DRAFT DATE May 9, 1997

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

   At March 31, 1997, the Company had total assets of $3,869,593. These assets consisted principally of restricted cash from stock subscriptions of $3,514,930, organization costs of $90,369, cash of $9,503, premises and equipment of $173,653, and other deferred charges. The organization costs relate to the organization of the Company and the Bank and have been capitalized and will be amortized over five years. Premises and equipment consists primarily of architectural fees and improvements to the Bank's main office site, for which the Company plans to spend approximately $510,000 in total improvements to the current leased structure.

   The Company's liabilities at March 31, 1997 were $4,050,686, and consisted primarily of subscribers' deposits of $3,514,930, advances under a line of credit from a bank of $350,000, advances from the organizers of $55,000 and accounts payable and accrued expenses of $130,756. The advances are non-interest bearing loans and are not callable by the organizers but are to be repaid from the proceeds of the Offering. The Company's line of credit with The Bankers Bank is in the amount of $800,000, and the balance of $450,000 is available to fund future organization expenses and improvements to be made to the building. The Company had a stockholder's deficit of $181,093 at March 31, 1997.

   The Company had a net loss of $74,615 for the quarter ended March 31, 1997, and $181,103 cumulatively from Inception through March 31, 1997, or a pro forma net loss of $.09 per share for the quarter ended March 31, 1997 and $.22 per share cumulatively since Inception (assuming the sale of the minimum number of shares in the offering were outstanding during the entire period). This loss resulted from expenses incurred in connection with activities related to the organization of the Company and the Bank. These activities included (without limitation) the preparation and filing of an application with the DBF and the FDIC to charter the Bank, the preparation of an application with the Federal Reserve Board for approval of the Company to acquire the Bank, responding to questions and providing additional information to the DBF, the FDIC and the Federal Reserve Board in connection with the application process, preparation of a Prospectus and filing a Registration Statement with the Securities and Exchange Commission, the selling of the Company's common stock, meetings and discussions among various organizers regarding application and SEC filing information, target markets and capitalization issues, hiring qualified personnel to work for the Bank, conducting public relation activities on behalf of the Bank, developing prospective business contacts for the Bank and the Company, and taking other actions necessary for a successful bank opening. Because the Company was in the organization stage, it had no operations from which to generate revenues.

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

DRAFT DATE May 9, 1997

                          PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

     There are no material pending legal proceedings to which the Company is a party or of which any of their property is the subject.

Item 2.  Changes in Securities

     (a) Not applicable
     (b) Not applicable

Item 3.  Defaults Upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

     There were no matters submitted to security holders for a vote during the three months ended March 31, 1997.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits
         Exhibit 27 -  Financial Data Schedule (for SEC use only)

     (b) Reports on Form 8-K
         None

DRAFT DATE May 9, 1997

                                   SIGNATURES


   Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           DECATUR FIRST BANK GROUP, INC.



                           By: /s/ Judy B. Turner
                               --------------------------------------
                               Judy B. Turner
                               President, Chief Executive Officer and Principal Financial Officer