Form 10QSB
period 1997-06-30
DECATUR FIRST BANK GROUP INC
filed 1997-08-13
CIK 1024918

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-QSB

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 1997

                                      OR

            [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Transition Period from                to
                                          --------------    ------------

                       Commission file number 333-14355

                        Decatur First Bank Group, Inc.
          ----------------------------------------------------------
            (Exact name of registrant as specified in its charter)

       Georgia                                           58-2254289
------------------------                    ------------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)


755 Commerce Drive
Suite 516
Decatur, Georgia                                             30030
-------------------------------             ------------------------------------
(Address of principal executive                            (Zip Code)
 offices)

                                 404-373-6548
                            ----------------------
                              ( Telephone Number)


                                Not Applicable
                            ----------------------
                         ( Former name, former address
                            and former fiscal year,
                         if changed since last report)

     Check whether the issurer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES XX   NO
                                     --      --

                     APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
     941,544 shares of common stock, $5 par value per share, issued and outstanding as of July 30, 1997. The registrants' offering of its stock for sale pursuant to a Registration Statement on form SB-2, which the SEC declared effective on December 11, 1996, closed on June 30, 1997.

     Transitional Small Business Disclosure Format (check one):  YES    NO  XX
                                                                     --     --

                        DECATUR FIRST BANK GROUP, INC.

                         PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

              The financial statements of Decatur First Bank Group, Inc. (the "Company") are set forth in the following pages.

                        DECATUR FIRST BANK GROUP, INC.
                       (A DEVELOPMENT STAGE CORPORATION)

                                 BALANCE SHEET

                                 JUNE 30, 1997

                                    Assets
                                    ------

Cash                                                       $   82,409
Restricted cash                                             8,324,940
Other assets                                                    4,500
                                                           ----------
       Current assets                                       8,411,849

Premises and equipment                                        566,582

Organization costs                                             83,313

Deferred offering expenses                                     37,249
                                                           ----------

                                                           $9,098,993
                                                           ==========


              Liabilities and Stockholder's Equity
              ------------------------------------

Accounts payable and accrued expenses                      $  116,598
Accounts payable - organizers                                  55,000
Subscribers' deposits                                       8,324,940
Note payable - line of credit                                 875,000
                                                           ----------

      Current liabilities                                   9,371,538

Commitments

Stockholder's equity:
 Preferred stock, no par value; 2,000,000 shares
   authorized; no shares issued and outstanding                     -
 Common stock, par value $5 per share; 10,000,000
   shares authorized; 1 share issued and outstanding                5
 Additional paid-in capital                                         5
 Deficit accumulated during the development stage            (272,555)
                                                           ----------

       Total stockholder's equity                            (272,545)
                                                           ----------

                                                           $9,098,993
                                                           ==========

                        DECATUR FIRST BANK GROUP, INC.
                       (A DEVELOPMENT STAGE CORPORATION)

                           STATEMENTS OF OPERATIONS

                    FOR THE SIX MONTHS ENDED JUNE 30, 1997
        AND THE PERIOD FROM AUGUST 2, 1996 (INCEPTION) TO JUNE 30, 1997


                                      Six Months            Cumulative
                                         Ended                Through
                                     June 30, 1997         June 30, 1997
                                  -------------------  ---------------------
Interest income                        $ 42,356                 42,356
                                       --------                -------

Expenses:
 Salaries and employee benefits          93,024                157,959

 Interest                                15,130                 18,172

 Rent                                    32,119                 51,184

 Other operating                         68,150                 87,596

     Total expenses                     208,423                314,911
                                       --------                -------

     Net loss                          $166,067                272,555
                                       ========                =======
     Proforma net loss per share       $   0.18                   0.29
                                       ========                =======

                        DECATUR FIRST BANK GROUP, INC.
                       (A DEVELOPMENT STAGE CORPORATION)

                           STATEMENTS OF CASH FLOWS

                    FOR THE SIX MONTHS ENDED JUNE 30, 1997
        AND THE PERIOD FROM AUGUST 2, 1996 (INCEPTION) TO JUNE 30, 1997


                                                                          Six Months              Cumulative
                                                                            Ended                  Through
                                                                        June 30, 1997           June 30, 1997
                                                                    ---------------------  -----------------------
Cash flows from operating activities:
 Net loss                                                                $(166,067)                (272,555)
 Adjustments to reconcile net loss to net cash used by
  operating activities:
    Change in other assets                                                  28,700                   (4,500)
    Change in accounts payable and accrued expenses                         86,464                  116,598
                                                                         ---------                 --------

         Net cash used by operating activities                             (50,903)                (160,457)
                                                                         ---------                 --------

Cash flows from investing activities:
 Purchases of premises and equipment                                      (546,389)                (566,582)
 Organization costs                                                         (6,134)                 (83,313)
 Payments for stock offering expenses                                      (13,100)                 (37,249)
                                                                         ---------                 --------

         Net cash used by investing activities                            (565,623)                (687,144)
                                                                         ---------                 --------

Cash flows from financing activities:
 Proceeds from accounts payable -  organizers                                    -                   55,000
 Proceeds from note payable                                                675,000                  875,000
 Proceeds from the sale of organization share                                    -                       10
                                                                         ---------                 --------

         Net cash provided by financing activities                         675,000                  930,010
                                                                         ---------                 --------

Net change in cash and cash equivalents                                     58,474                   82,409

Cash and cash equivalents at beginning of period                            23,935                        -
                                                                         ---------                 --------

Cash and cash equivalents at end of period                               $  82,409                   82,409
                                                                         =========                 ========


Supplemental cash flow information:
 Cash paid for interest                                                  $  15,130                   18,172
                                                                         =========                 ========


Through June 30, 1997 restricted cash increased $8,324,940 as a result of subscriptions for common stock and corresponding deposits to the escrow acount.

                        DECATUR FIRST BANK GROUP, INC.
                       (A DEVELOPMENT STAGE CORPORATION)

                         NOTES TO FINANCIAL STATEMENTS


(1)  ORGANIZATION

     Decatur First Bank Group, Inc. (the Company) was incorporated for the purpose of becoming a bank holding company. The Company intends to acquire 100% of the outstanding common stock of Decatur First Bank (the Bank), which will operate in the Decatur, Georgia area. The organizers of the Bank filed a joint application to charter the Bank with the Georgia Department of Banking and Finance and the Federal Deposit Insurance Corporation. The Bank has received the required regulatory approvals and anticipates receiving a permit to begin business from the Department of Banking in the third quarter of 1997. It is expected that operations will commence shortly after the Bank receives the permit to begin business. The Company has been approved by the Federal Reserve Bank of Atlanta as a bank holding company.

     Operations through June 30, 1997 relate primarily to expenditures by the organizers for incorporating and organizing the Company. All expenditures by the organizers are considered expenditures of the Company.

     The Company raised $9,415,440 through an offering of its $5 par value common stock at $10 per share, of which at least $8,000,000 will be used to capitalize the Bank. The organizers and directors subscribed for approximately $1,647,900 of the Company's stock. The offering closed on June 30, 1997.

     Upon chartering of the Bank and approval of the Company as a bank holding company, the Company and its Bank subsidiary will assume certain obligations from the organizers, including certain organization costs and offering expenses. Upon the successful completion of the sale of common stock, the organizers will be reimbursed from the proceeds of the offering.

     The interim financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim period presented. All such adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results of a full year's operations.

(2)  PROFORMA NET LOSS PER COMMON SHARE

     Proforma net loss per common share is calculated by dividing net loss by 941,544 shares, which is the number of common shares which have been sold in the initial public offering that will be outstanding, as prescribed in Staff Accounting Bulletin Topic 1:B.

(3)  RESTRICTED CASH

     At June 30, 1997, subscribers' deposits of $8,324,940 were held in escrow. The escrow agreement prohibits the release of funds until subscriptions of $8,100,000 have been received, the Company has obtained regulatory approval to acquire the stock of the Bank and thereafter become a bank holding company. The Bank has received preliminary approval for its application for a charter from the regulatory authorities. All subscriptions will be returned in full if these conditions are not met. The Bank broke escrow on July 11, 1997.

(4)  LIQUIDITY AND GOING CONCERN CONSIDERATIONS

     The Company incurred a net loss of $272,555 for the period from August 2, 1996 (inception) to June 30, 1997. At June 30, 1997, liabilities exceeded assets by $272,545.

     At June 30, 1997, the Company is funded by advances from the organizers and from a line of credit from a bank. Management believes that the current level of expenditures is well within the financial capabilities of the organizers and funding is adequate to meet existing obligations and fund current operations, but obtaining final regulatory approvals and commencing banking operations is dependent on successfully completing the stock offering.

     To provide permanent funding for its operation, the Company has sold 941,544 shares of its $5 par value common stock, at $10 per share in an initial public offering. Costs related to the registration of the Bank's common stock will be paid from the gross proceeds of the offering. Shares issued which are outstanding at June 30, 1997 will be redeemed concurrently with the consummation of the offering.

                        DECATUR FIRST BANK GROUP, INC.
                       (A DEVELOPMENT STAGE CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS, CONTINUED

(5)  COMMITMENTS

     On September 9, 1996 the Company entered into an operating lease agreement for space which will serve as the main office of the Company and the Bank. The Company has entered into a sublease agreement with the current lessor at a rate of $3,200 per month through May of 1997, and $4,500 per month beginning June 1997. The lease expires June 2002. The lease term also includes an option to purchase the property at a price of $500,000.

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

        At June 30, 1997, the Company had total assets of $9,098,993. These assets consisted principally of restricted cash from stock subscriptions of $8,324,940, organization costs of $83,313, cash of $82,409, premises and equipment of $566,582, and other deferred charges. The organization costs relate to the organization of the Company and the Bank and have been capitalized and will be amortized over five years. Premises and equipment consists primarily of architectural fees, improvements to the Bank's main office site, and certain equipment purchases.

        The Company's liabilities at June 30, 1997 were $9,371,538, and consisted primarily of subscribers' deposits of $8,324,940, advances under a line of credit from a bank of $875,000, advances from the organizers of $55,000 and accounts payable and accrued expenses of $116,598. The advances are non-interest bearing loans and are not callable by the organizers but are to be repaid from the proceeds of the Offering. The Company's line of credit with The Bankers Bank is in the amount of $900,000, with the balance available to fund future organization expenses and improvements to be made to the building. The Company had a stockholder's deficit of $272,545 at June 30, 1997.

        The Company had a net loss of $166,067 for the six months ended June 30, 1997, and $272,555 cumulatively from Inception through June 30, 1997, or a pro forma net loss of $.18 per share for the six months ended June 30, 1997 and $.29 per share cumulatively since Inception (assuming the sale of the 941,544 shares in the offering were outstanding during the entire period). This loss resulted from expenses incurred in connection with activities related to the organization of the Company and the Bank. These activities included (without limitation) the preparation and filing of an application with the DBF and the FDIC to charter the Bank, the preparation of an application with the Federal Reserve Board for approval of the Company to acquire the Bank, responding to questions and providing additional information to the DBF, the FDIC and the Federal Reserve Board in connection with the application process, preparation of a Prospectus and filing a Registration Statement with the Securities and Exchange Commission, the selling of the Company's common stock, meetings and discussions among various organizers regarding application and SEC filing information, target markets and capitalization issues, hiring qualified personnel to work for the Bank, conducting public relation activities on behalf of the Bank, developing prospective business contacts for the Bank and the Company, and taking other actions necessary for a successful bank opening. Because the Company was in the organization stage, it had no operations from which to generate revenues other than the interest earned on the subscribers' deposits.

        A minimum of $8,000,000 of the proceeds of the Offering will be used to capitalize the Bank and the remainder will be used to pay organization expenses of the Company and provide working capital, including additional capital for investment in the Bank, if needed. The Company believes this amount will be sufficient to fund the activities of the Bank in its initial stages of operations, and that the Bank will generate sufficient income from operations to fund its activities on an ongoing basis. For purposes of its charter application with the DBF, the organizers estimated the Company's deficit when the Bank opens to be approximately $196,000, although the actual deficit may be significantly higher or lower. The Company believes that income from the operations of the Bank will be sufficient to fund the activities of the Company on an ongoing basis; however, there can be no assurance that either the Bank or the Company will achieve any particular level of profitability. The Company has obtained a $900,000 line of credit guaranteed by the organizers to provide the necessary funding to cover costs and expenses the Company is expected to incur prior to the completion of the Offering.

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

     (a)  Not applicable
     (b)  Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

          Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to security holders for a vote during the six months ended June 30, 1997.

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

                                          DECATUR FIRST BANK GROUP, INC.




                                          By: /s/ Judy B. Turner
                                             -------------------------------
                                             Judy B. Turner
                                             President, Chief Executive Officer
                                             and Principal Financial Officer