Form 10QSB
period 1997-09-30
DECATUR FIRST BANK GROUP INC
filed 1997-11-14
CIK 1024918

DRAFT DATE November 10, 1997

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1997

                                      OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Transition Period from ___________ to __________

                       Commission file number 333-14355

                        Decatur First Bank Group, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Georgia                                           58-2254289
-----------------------                     -----------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

1120 Commerce Drive
Decatur, Georgia                                            30030
-------------------------------             -----------------------------------
(Address of principal executive                          (Zip Code)
offices)

                                 404-373-6548
                              ------------------
                              (Telephone Number)

                              Former address was:
                              755 Commerce Drive
                                   Suite 516
                               Decatur, Georgia
                         ----------------------------
                         (Former name, former address
                            and former fiscal year,
                         if changed since last report)

       Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  YES  XX   NO
                                      ----     ----

                     APPLICABLE ONLY TO CORPORATE ISSUERS

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

        941,544 share of common stock, $5 par value per share, issued and outstanding as of November 10, 1997.

Transitional Small Business Disclosure Format (check one):  YES      NO  XX
                                                                ----    ----

DRAFT DATE November 10, 1997

                        DECATUR FIRST BANK GROUP, INC.

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         The financial statements of Decatur First Bank Group, Inc. (the "Company") are set forth in the following pages.

DRAFT DATE November 11, 1997

                        DECATUR FIRST BANK GROUP, INC.

                                Balance Sheets

                   September 30, 1997 and December 31, 1996

                                    Assets
                                    ------

                                                            September 30,           December 31,
                                                                 1997                   1996
                                                                 ----                   ----
Cash and due from banks                                        $  820,979                 23,935

Federal funds sold                                              3,870,000                   -

Restricted cash                                                     -                    260,750

Investment securities available for sale                        1,854,517                  -

Investment securities held to maturity                          3,287,801                  -

Loans, net                                                        257,261                  -

Premises and equipment                                            822,254                 20,193

Other assets                                                      153,638                134,528
                                                                ---------               --------

                                                               $11,066,450               439,406
                                                                ==========               =======

                     Liabilities and Stockholders' Equity
                     ------------------------------------

Deposits:
 Non-interest bearing deposits                                 $   369,184                 -
 Interest bearing deposits                                       1,655,490                 -
                                                                ----------              --------

     Total deposits                                              2,024,674                 -

Subscribers' deposits                                                -                   260,750
Note payable - line of credit                                        -                   200,000
Other liabilities                                                   40,073                85,134
                                                                ----------              --------

     Total liabilities                                           2,064,747               545,884
                                                                ----------              --------

Stockholders' equity:
 Preferred stock, no par value; 2,000,000 shares authorized;
   no shares issued and outstanding                                  -                     -
 Common stock, par value $5 per share; 10,000,000 shares
  authorized; 941,544 and 1 shares issued and outstanding        4,707,720                     5
 Additional paid-in capital                                      4,668,036                     5
 Deficit accumulated during the development stage                 (375,096)             (106,488)
 Unrealized gains/losses on securities available for sale            1,043                 -
                                                                ----------              --------

     Total stockholders' equity                                  9,001,703              (106,478)
                                                                ----------              --------

                                                               $11,066,450               439,406
                                                                ==========              ========

DRAFT DATE November 10, 1997

                        DECATUR FIRST BANK GROUP, INC.

                           Statements of Operations

         For the Nine Months and Three Months Ended September 30, 1997 and the Period from August 2, 1996 (inception) to September 30, 1996



                                                              Nine Months        Period         Three Months       Period
                                                                 Ended            Ended            Ended            Ended
                                                             September 30,     September 30,    September 30,    September 30,
                                                                 1997             1996             1997             1996
                                                             -------------     -------------    -------------    -------------
Interest income:
  Interest and fees on loans                                $   2,485               -               2,485              -
  Interest on investments                                     120,446               -             120,446              -
  Interest on Federal funds sold                               51,262               -               8,906              -
                                                            ---------           --------         --------          --------

     Total interest income                                    174,193               -             131,837              -
                                                            ---------           --------         --------          --------

Interest expense:
  Interest bearing deposits                                     3,188               -               3,188              -
  Other borrowings                                             21,887                240            6,757               240
                                                            ---------           --------         --------          --------

     Total interest expense                                    25,075                240            9,945               240
                                                            ---------           --------         --------          --------

     Net interest income (expense)                            149,118               (240)         121,892              (240)

Provision for loan losses                                       5,400               -               5,400              -
                                                            ---------           --------         --------          --------

     Net interest income after
       provision for loan losses                              143,718               (240)         116,492              (240)
                                                            ---------           --------         --------          --------

Other income                                                    1,497               -               1,497              -
                                                            ---------           --------         --------          --------

Other expenses:
  Salaries and employee benefits                              197,227             32,364          104,203            32,364
  Occupancy                                                    51,602               -              19,483              -
  Other operating                                             164,982             10,794           96,832            10,794
                                                            ---------           --------         --------          --------

     Total other expenses                                     413,811             43,158          220,518            43,158
                                                            ---------           --------         --------          --------

     Net loss                                               $(268,596)            43,398         (102,529)           43,398
                                                            =========           ========         ========          ========

     Proforma net loss per common share                         (0.29)             (0.05)           (0.11)            (0.05)
                                                            =========           ========         ========          ========

     Proforma shares outstanding                              941,544            941,544          941,544           941,544
                                                            =========           ========         ========          ========

DRAFT DATE November 10, 1997

                        DECATUR FIRST BANK GROUP, INC.

                           Statements of Cash Flows

                 For the Nine Months Ended September 30, 1997
     and the Period from August 2, 1996 (inception) to September 30, 1996


                                                                                                September 30,       September 30,
                                                                                                    1997                1996
                                                                                                -------------       -------------
Cash flows from operating activities:
    Net loss                                                                                    $   (268,608)         (43,398)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
         Provision for loan losses                                                                     5,400             -
         Change in other assets                                                                          124           (5,511)
         Change in other liabilities                                                                 (45,061)          15,458
                                                                                                ------------         --------

                   Net cash used in operating activities                                            (308,145)         (33,451)
                                                                                                ------------         --------

Cash flows from operating activities:
    Purchases of investment securities available for sale                                         (1,853,474)            -
    Purchases of investment securities held to maturity                                           (3,287,801)            -
    Change in loans                                                                                 (262,661)            -
    Purchases of premises and equipment                                                             (802,061)            -
    Organization costs                                                                                (6,134)         (57,808)
    Payments for stock offering expenses                                                             (13,100)          (3,000)
                                                                                                ------------         --------

                   Net cash used in investing activities                                          (6,225,231)         (60,808)
                                                                                                ------------         --------

Cash flows from financing activities:
    Change in deposits                                                                             2,024,674             -
    Change in note payable - line of credit                                                         (200,000)         105,000
    Sale of common stock                                                                           9,375,756             -
    Proceeds from the sale of (redemption of) organizational share                                       (10)              10
                                                                                                ------------         --------

                   Net cash provided by financing activities                                      11,200,420          105,010
                                                                                                ------------         --------

Net change in cash and cash equivalents                                                            4,667,044           10,751

Cash at beginning of period                                                                           23,935             -
                                                                                                ------------         --------

Cash at end of period                                                                           $  4,690,979           10,751
                                                                                                ============         ========

Supplemental schedule of non-cash investing and financing activities:
    Change in unrealized gains/losses on securities available for sale                          $      1,043             -

DRAFT DATE November 10, 1997

                        DECATUR FIRST BANK GROUP, INC.

                         Notes to Financial Statements

(1)    Organization
       ------------

       Decatur First Bank Group, Inc. (the Company), a bank holding company, owns 100% of the outstanding common stock of Decatur First Bank (the
       Bank), which operates in the Decatur, Georgia area.

       Operations through June 30, 1997 relate primarily to expenditures by the organizers for incorporating and organizing the Company. On September 2, 1997, the Bank opened for business to serve the Decatur/DeKalb County area as a commercial bank. The Bank is chartered and regulated by the State of Georgia Department of Banking and Finance and is insured by and subject to regulation by the Federal Deposit Insurance Corporation.

       The Company raised $9,415,000 through an offering of its $5 par value common stock at $10 per share, of which $8,000,000 was used to capitalize the Bank.

       The interim financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim period presented. All such adjustments are of a normal recurring nature. The results of operations for the period ended September 30, 1997 are not necessarily indicative of the results of a full year's operations.

(2)    Basis of Presentation
       ---------------------

       The consolidated financial statements include the accounts of the Company and the Bank. All intercompany accounts and transactions have been eliminated in consolidation. The financial statements of the Company through June 30, 1997 were presented as a Development Stage Corporation.

       The accounting principles followed by the Company and its subsidiary, and the method of applying these principles, conform with generally accepted accounting principles (GAAP) and with general practices within the banking industry. In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ significantly from those estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in the near term include, but are not limited to, the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, and valuation allowances associated with the realization of deferred tax assets which are based on future taxable income.

(3)    Proforma Net Loss Per Common Share
       ----------------------------------

       Proforma net loss per common share is calculated by dividing net loss by the total number of common shares which were sold in the initial public offering, and would be considered outstanding for all periods presented, as prescribed in Staff Accounting Bulletin Topic 1:B.

DRAFT DATE November 10, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

On June 30, 1997, the Company concluded its offering by selling 941,544 shares of common stock at $10.00 per share. This provided the Company with $9,375,756 in capital after deducting deferred offering expenses of $39,684. Operations through June 30, 1997 related primarily to organizing the Company and pre-opening expenditures to prepare for opening the Bank. On September 2, 1997, the Bank opened for business to serve the Decatur area as a commercial bank.

As of September 30, 1997, the Bank had concluded one full month of operations, and the Company has total assets of 11,066,450. During this period, total deposits had grown to $2,024,674 and total loans had grown to $262,661. The Bank has $5,142,318 in its investment portfolio, with an additional $3,870,000 in overnight investments at September 30, 1997.

At quarter end the Bank's loan to deposit ratio was 13%. Management's long term target for the loan to deposit ratio is 75%. The interest rates being paid on interest bearing deposits and the service charge rates for deposit services are comparable to local market rates. Management is making a concerted effort to develop quality loan business in the local market and to manage the deposit growth consistent with expected loan demand.

The deposit mix at September 30, 1997 was as follows: $369,184 (18% of total deposits) in non-interest bearing demand deposits; $1,176,398 (58% of total deposits) in interest checking accounts; $52,788 (3% of total deposits) in savings accounts; and $426,303 (21% of total deposits) in time deposits. As the Bank continues to grow, management expects the deposit mix to become more heavily weighted towards the higher costing time deposits, thus increasing the average cost of funds and reducing the Bank's net interest margin.

While the Bank continues to build its loan portfolio, excess funds are invested in short to intermediate term government and agency securities. At September 30, 1997, investment securities held to maturity were $3,287,801 and securities available for sale were $1,854,517. Overnight interest bearing deposits (federal funds sold) with other banks were $3,870,000. The current investment portfolio strategy is primarily to provide liquidity for funding loans and initial operating expenditures and secondarily for earnings enhancement. Accordingly, no investment securities have final maturities greater than five years and all are pledgeable to raise funding through secured borrowing or repurchase agreements.

Premises and equipment (net of depreciation) were $822,254 and consisted primarily of improvements to the current leased facility as well as furniture and fixtures acquired.

The Company had an accumulated deficit of $375,096 as of September 30, 1997. During the first nine months of 1997, the Company incurred a net loss of $268,596 compared to a net loss of $43,398 through September 30, 1996. The first three quarters of 1997 reflected one full month of banking operations with full-time employees in the leased bank site, whereas through September 30, 1996 reflected the costs associated with early stage development of the Company when it had substantially no earning assets until the fourth quarter and only two employees until mid 1997.

Net interest income for the nine months ended September 30, 1997 was $149,118 ($121,892 in the third quarter). In the comparable period for 1996, the Company's working capital came from lines of credit guaranteed by the Company's organizers. The 1996 interest expense was in connection with those lines. All working capital lines of credit were paid off in July 1997. The Company had interest expense on interest bearing deposits and the lines of credit of $25,075 for the first nine months of 1997 ($9,945 in the third quarter).

Total interest income in the first three quarters of 1997 was $174,193 ($131,837 in the third quarter). Interest income on loans including fees was $2,485 in the first three quarters of 1997 (all in the third quarter). Loan interest income and deposit interest expense in 1997 were not incurred until the Bank opened on September 2, 1997.

DRAFT DATE November 10, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

The provision for loan losses for the nine months ended September 30, 1997 was $5,400 (all in the third quarter). Since the Bank's loan portfolio is only one month old, the Bank has no historical data about loan losses on its portfolio on which to base projections for future losses. Current loan quality analysis does not indicate potential loan losses. Until more substantial evidence about potential loan losses is developed, management believes the Bank should establish an allowance for loan losses that will approximate 1.5% of total loans. At September 30, 1997, the allowance for loan losses was $5,400, which represented 2.06% of total loans. Management expects the allowance for loan losses to settle at the 1.5% level in the next 9 to 15 months.

Non-interest income for the nine months ended September 30, 1997 was $1,497 (all in the third quarter). This consists of service charges on deposit accounts and miscellaneous service fees.

Non-interest expense for the first three quarters of 1997 was $413,811 ($220,518 in the third quarter) compared to $43,158 for the same period in 1996. Salaries and benefits increased substantially when the Bank commenced operations in September 1997 with 12 employees compared to only two employees in 1996. Occupancy costs are up in 1997 with operations occurring in the rented office space until the permanent bank building was remodeled. Other operating expenses for the first nine months increased from $10,794 in 1996 to $164,982 in 1997 and include many expenses that were not necessary in 1996, such as data processing services, business development, professional fees, postage, supplies and communications costs.

Management does not expect the Company to make a quarterly profit until at least the second half of 1998, while it establishes its position in the local market and builds its banking services infrastructure. Management continues to believe that the local market presents good opportunities for business development to support a growing and profitable community bank. Despite the anticipated losses in the first years of operations, the Company expects earnings from loans and investments and other banking services as well as steady deposit growth to provide sufficient liquidity for both the short and long term. The Bank intends to manage its loan growth such that deposit flows will provide funding for all loans as well as cash reserves for working capital and short to intermediate term, liquid investments.

The Bank has established short-term Federal Funds Purchase lines of credit with its correspondent bank which totals $2,000,000. This line is unsecured and is designed to provide the Bank with short-term liquidity. This line may be revoked at any time by the correspondent bank and is available to the Bank simply as an accommodation for short-term (two weeks or less) liquidity needs.

In the early years, the investment practices of the Company will limit investments to highly liquid overnight investments in correspondent banks and short to intermediate term U.S. Treasury and government agency securities. For the foreseeable future, the Bank will consider its investment portfolio primarily as a source for liquidity and secondarily as a source for earnings.

DRAFT DATE November 10, 1997

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

    (a)  Not applicable
    (b)  Not applicable

Item 3.  Defaults Upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

       There were no matters submitted to security holders for a vote during the three months ended September 30, 1997.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits
         Exhibit 27 -  Financial Data Schedule (for SEC use only)

    (b)  Reports on Form 8-K
         None

DRAFT DATE November 10, 1997
                                  SIGNATURES

       Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            DECATUR FIRST BANK GROUP, INC.

                            By:
                                ------------------------------------------------
                                Judy B. Turner
                                President, Chief Executive Officer and Principal Financial Officer