Form 10KSB
period 1997-12-31
DECATUR FIRST BANK GROUP INC
filed 1998-03-30
CIK 1024918

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-KSB

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For fiscal year ended DECEMBER 31, 1997

[_] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ______________to _______________

     Commission file number      333-14355

                        DECATUR FIRST BANK GROUP, INC.
--------------------------------------------------------------------------------
                (Name of Small Business Issuer in Its Charter)

           GEORGIA                                          58-2254289
-------------------------------                          -------------------
(State or Other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                           Identification No.)

 1120 COMMERCE DRIVE, DECATUR, GEORGIA                         30030
----------------------------------------                 -------------------
(Address of Principal Executive Offices)                     (Zip Code)

Securities registered pursuant to Section 12(b) of the Act:  NONE.

Securities registered pursuant to Section 12(g) of the Act:  NONE.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for past 90 days.  Yes [X]   No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or a information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:  $342,489

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: $9,415,440

                   APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 941,544 AS OF MARCH 20, 1998.


     Transitional Small Business Disclosure format (check one):  Yes [_]  No [X]


                      DOCUMENTS INCORPORATED BY REFERENCE
None.

                               TABLE OF CONTENTS


PART I    ....................................................................

ITEM 1.   DESCRIPTION OF BUSINESS.............................................

ITEM 2.   DESCRIPTION OF PROPERTIES...........................................

ITEM 3.   LEGAL PROCEEDINGS...................................................

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................

PART II   ....................................................................

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS.........................................

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS...............................................

ITEM 7.   FINANCIAL STATEMENTS................................................

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE................................................

PART III  ....................................................................

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT..........

ITEM 10.  EXECUTIVE COMPENSATION..............................................

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT..........................................................

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 10-KSB..........................

                                    PART I


ITEM 1.   DESCRIPTION OF BUSINESS

                                  THE COMPANY

     The Company was incorporated as a Georgia business corporation on August 2, 1996, and became a bank holding company by acquiring all of the Common Stock of Decatur First Bank (the "Bank"). The Bank is the only subsidiary of the Company.

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

     The Company has no present plans to acquire any additional operating subsidiaries. The Company may, however, make additional acquisitions in the future in the event that the acquisitions are deemed to be in the best interests of the Company and its shareholders. Such acquisitions, if any, will be subject to certain regulatory approvals and requirements. See "Business - Bank Holding Company Regulation.

                                   THE BANK

GENERAL

     The Bank began business in the third quarter of 1997 as a full-service commercial bank. The Bank offers personal and business checking accounts, interest-bearing checking accounts, savings accounts and various types of certificates of deposit. The Bank also offers installment loans, real estate loans, construction loans, second mortgage loans, commercial and SBA loans and home equity lines of credit. In addition, the Bank provides such services as official bank checks and money orders, Mastercard credit cards, safe deposit box, traveler's checks, bank-by-mail, direct deposit of payroll and Social Security check and U.S. Savings Bonds.

PHILOSOPHY

     The philosophy of the Bank's management ("Management") is to emphasize prompt and responsive personal service to residents of Decatur, Georgia, as well as other communities located in DeKalb County, in order to attract customers and acquire market share controlled by other financial institutions in the Bank's market area. Management believes that the Bank offers residents of Decatur and surrounding counties the benefits associated with a locally owned and managed community bank. Management has implemented an active call program, by which officers and directors promote these efforts by personally describing the products, services and philosophy of the Bank. The Bank's directors are active members in the Decatur community and their continued active community involvement provides them with an opportunity to promote the Bank and its products and services.

MARKET AREA AND COMPETITION

     The Bank is located in Decatur, Georgia. The Bank's primary market area is defined as the five mile radius of the Center of Decatur, Georgia. Decatur is the county seat of DeKalb County and is located 12 minutes east of downtown Atlanta, Georgia. Decatur is four square miles in size and there are over 12 distinct neighborhoods within the City of Decatur. The Bank competes for deposits and loan customers with other financial institutions whose resources are equal to or greater than those available to the Bank and the Company. Decatur is served by eleven commercial banks, two savings institutions and four credit unions, which, collectively, operate 38 banking offices. These financial institutions offer all of the services that the Bank offers.

LOAN PORTFOLIO

     LENDING POLICY. The Bank was established to support Decatur and surrounding areas of DeKalb County. The Bank aggressively seeks creditworthy loans within a limited geographic area. The Bank's primary commercial lending function is to make consumer loans to individuals and commercial loans to small and medium-sized businesses and professional concerns. In addition, the bank makes real-estate-related loans, including construction loans for residential and commercial properties, and primary and secondary mortgage loans for the acquisition or improvement of personal residences. The Bank avoids concentrations of loans to a single industry or based on a single type of collateral.

     The Bank's legal lending limits are 15% of its statutory capital base for unsecured loans and 25% of its statutory capital base for secured loans. The Bank's statutory capital base is determined by the sum of its common stock, paid-in capital, appropriated retained earnings, and capital debt, or the amount of net assets of the Bank, whichever is the lower amount. Accordingly, the Bank's initial legal lending limits are approximately $1,135,000 for unsecured loans and approximately $1,892,000 for secured loans. While the Bank generally employs more conservative lending limits, the Board of Directors has discretion to lend up to the legal lending limits as described above.

     CONSUMER LOANS. The Bank makes consumer loans, consisting primarily of installment loans to individuals for personal, family and household purposes, including loans for automobiles, home improvements and investments. Risks associated with consumer loans include, but are not limited to, fraud, deteriorated or non-existing collateral, general economic downturn and customer financial problems.

     COMMERCIAL LOANS. The Bank's commercial lending is directed principally toward small to mid-size businesses whose demand for funds falls within the legal lending limits of the Bank. This category of loans includes loans made to individual, partnership or corporate borrowers, and obtained for a variety of business purposes. Risks associated with these loans can be significant and include, but are not limited to, fraud, bankruptcy, economic downturn, deteriorated or non-existing collateral and changes in interest rates.

     REAL ESTATE LOANS. The Bank makes and holds real estate loans, consisting primarily of single-family residential construction loans for one-to-four unit family structures. The Bank requires a first lien position on the land associated with the construction project and offers these loans to professional building contractors and homeowners. Loan disbursements require on-site inspections to assure the project is on budget and that the loan proceeds are being used for the construction project and not being diverted to another project. The loan-to-value ratio for such loans are predominantly 80% of the lower of the as-built appraised value or project cost, and a maximum of 90% if the loan is amortized. Loans for construction can present a high degree of risk to the lender, depending upon, among other things, whether the builder can sell the home to a buyer, whether the buyer can obtain permanent financing, whether the transaction produces income in the interim and the nature of changing economic conditions.

     INVESTMENTS. In addition to loans, the Bank makes other investments primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities. No investment in any of those instruments will exceed any applicable limitation imposed by law or regulation.

     DEPOSITS. The Bank plans to establish solid core deposits, including checking accounts, money market accounts, a variety of certificates of deposit, and IRA accounts. The Bank employs an aggressive marketing plan in the overall service area, a broad product line, and competitive services as its primary means to attract deposits. The primary sources of deposits are residents of, and businesses and their employees located in, the Bank's primary service area obtained through personal solicitation by the Bank's officers and directors, direct mail solicitations and advertisements published in the local media. Deposits are generated by offering a broad array of competitively priced deposit services, including demand deposits, regular savings accounts, money market deposits (transaction and investment), certificates of deposit, retirement accounts, and other deposit or funds transfer services which may be permitted by law or regulation and which may be offered to remain competitive in the market.

     ASSET AND LIABILITY MANAGEMENT. The Bank manages its assets and liabilities to provide an optimum and stable net interest margin, a profitable after-tax return on assets and return on equity, and adequate liquidity. These management functions are conducted within the framework of written loan and investment policies adopted by the Bank. The Bank attempts to maintain a balanced position between rate sensitive assets and rate sensitive liabilities. Specifically, it charts assets and liabilities on a matrix by maturity, effective duration, and interest adjustment period, and endeavor to manage any gaps in maturity ranges.


                                   EMPLOYEES

     At December 31, 1997, the Company employed eleven full-time employees. The Company considers its relationship with its employees to be excellent.


                          SUPERVISION AND REGULATION

     The following discussion sets forth the material elements of the regulatory framework applicable to banks and bank holding companies and provides certain specific information related to the Company.

GENERAL

     The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). As such, the Company and, if applicable, its non-bank subsidiaries are subject to the supervision, examination, and reporting requirements of the BHC Act and the regulations of the Federal Reserve.

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

     The BHC Act, as amended by the interstate banking provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"), which became effective on September 29, 1995, repealed the prior statutory restrictions on interstate acquisitions of banks by bank holding companies, such that the Company, and any other bank holding company located in Georgia may now acquire a bank located in any other state, and any bank holding company located outside Georgia may lawfully acquire any Georgia-based bank, regardless of state law to the contrary, in either case subject to certain deposit-percentage, aging requirements, and other restrictions. The Interstate Banking Act also generally provides that, as of June 1, 1997, national and state-chartered banks may branch interstate through acquisitions of banks in other states. By adopting legislation prior to that date, a state had the ability either to "opt in" and accelerate the date after which interstate branching is permissible or "opt out" and prohibit interstate branching altogether.

     In response to the Interstate Banking Act, the Georgia General Assembly adopted the Georgia Interstate Banking Act, which was effective on July 1, 1995. The Georgia Interstate Banking Act provides that (a) interstate acquisitions by institutions located in Georgia will be permitted in states that also allow national interstate acquisitions and (b) interstate acquisitions of institutions located in Georgia will be permitted by institutions in states that allow national interstate acquisitions.

     Additionally, on January 26, 1996, the Georgia General Assembly adopted the Georgia Interstate Branching Act which permits Georgia-based banks and bank holding companies owning or acquiring banks outside of Georgia and all non-Georgia banks and bank holding companies owning or acquiring banks in Georgia to merge any lawfully acquired bank into an interstate branch network. The Georgia Interstate Branching Act also allows banks to establish de novo branches on a limited basis as of July 1, 1996. Beginning July 1, 1998, the number of de novo branches that may be established will no longer be limited.

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

     The bank subsidiary of the Company is a member of the Federal Deposit Insurance Corporation (the "FDIC"), and as such, its deposits are insured by the FDIC to the maximum extent provided by law. Such subsidiary is also subject to numerous state and federal statutes and regulations that affect its business, activities, and operations, and it is supervised and examined by one or more state or federal bank regulatory agencies.

     The FDIC and the Georgia Department of Banking and Finance (the "Georgia Department") regularly examine the operations of the Bank and is given authority to approve or disapprove mergers, consolidations, the establishment of branches, and similar corporate actions. The FDIC and the Georgia Department also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

PAYMENT OF DIVIDENDS

     The Company is a legal entity separate and distinct from its banking subsidiary. The principal sources of cash flow of the Company, including cash flow to pay dividends to its shareholders, are dividends by the Bank. There are statutory and regulatory limitations on the payment of dividends by the Bank to the Company as well as by the Company to its shareholders.

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

     At January 1, 1998, under dividend restrictions imposed under federal and state laws, and the conditions included in the Georgia Department's approval of the Bank's charter application, the Bank could not declare dividends to the Company.

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

     The minimum guideline for the ratio (the "Total Risk-Based Capital Ratio") of total capital ("Total Capital") to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%. At least half of Total Capital must comprise common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves ("Tier 2 Capital"). At December 31, 1997, the Company's consolidated Total Risk-Based Capital Ratio and its Tier 1 Risk-Based Capital Ratio (i.e., the ratio of Tier 1 Capital to risk-weighted assets) were 158.14% and 157.56%, respectively.

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio (the "Leverage Ratio") of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. The Company's Leverage Ratio at December 31, 1997 was 60.66%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a "tangible Tier 1 Capital Leverage Ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

     The Bank is subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

     The Bank was in compliance with applicable minimum capital requirements as of December 31, 1997. The Company has not been advised by any federal banking agency of any specific minimum capital ratio requirement applicable to it or its subsidiary depository institution.

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

     The federal bank regulators continue to indicate their desire to raise capital requirements applicable to banking organizations beyond their current levels. In this regard, the Federal Reserve and the FDIC have, pursuant to FDICIA, recently adopted final regulations, which will become mandatory on January 1, 1998, requiring regulators to consider interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in the evaluation of a bank's capital adequacy. The bank regulatory agencies' methodology for evaluating interest rate risk requires banks with excessive interest rate risk exposure to hold additional amounts of capital against such exposures. The market risk rules apply to any bank or bank holding company whose trading activity equals 10% or more of its total assets, or whose trading activity equals $1 billion or more.

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

     The capital levels established for each of the categories are as follows:


============================================================================
                                    Total
   Capital         Tier 1         Risk-Based     Tier 1 Risk-
   Category        Capital         Capital       Based Capital    Other
================================================================================
Well              5% or more     10% or more       6% or more    Not subject
Capitalized                                                      to a capital
                                                                 directive
--------------------------------------------------------------------------------
Adequately        4% or more      8% or more       4% or more             --
Capitalized
--------------------------------------------------------------------------------
Undercapitalized  less than 4%    Less than 8%     less than 4%           --
--------------------------------------------------------------------------------
Significantly     less than 3%    Less than 6%     less than 3%           --
Undercapitalized
--------------------------------------------------------------------------------
Critically        2% or less                --               --           --
Undercapitalized  tangible equity
================================================================================

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

     At December 31, 1997, the Bank had the requisite capital levels to qualify as well capitalized.

FDIC INSURANCE ASSESSMENTS

     Pursuant to FDICIA, the FDIC adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (a) well capitalized;
(b) adequately capitalized; and (c) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. An institution is also assigned by the FDIC to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution's insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned. Under the risk-based assessment system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates for members of both the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") for the first half of 1995 ranged from 23 basis points (0.23% of deposits) for an institution in the highest category (i.e., "well capitalized" and "healthy") to 31 basis points (0.31% of deposits) for an institution in the lowest category (i.e., "undercapitalized" and "substantial supervisory concern"). These rates were established for both funds to achieve a designated ratio of reserves to insured deposits (i.e., 1.25%) within a specified period of time.

     Once the designated ratio for the BIF was reached in May 1995, the FDIC reduced the assessment rate applicable to BIF deposits in two stages, so that, beginning in 1996, the deposit insurance premiums for 92% of all BIF members in the highest capital and supervisory categories were set at $2,000 per year, regardless of deposit size. The FDIC elected to retain the existing assessment rate range of 23 to 31 basis points for SAIF members for the foreseeable future given the undercapitalized nature of that insurance fund.

     Recognizing that the disparity between the SAIF and BIF premium rates had adverse consequences for SAIF-insured institutions and other banks with SAIF assessed deposits, including reduced earnings and an impaired ability to raise funds in capital markets and to attract deposits, the Deposit Insurance Funds Act of 1996 (the "Funds Act") was enacted by Congress as part of the omnibus budget legislation and signed into law on September 30, 1996. As directed by the Funds Act, the FDIC implemented a special one-time assessment of approximately 65.7 basis points (0.657%) on a depository institution's SAIF-insured deposits held as of March 31, 1995 (or approximately 52.6 basis points on SAIF deposits acquired by banks in certain qualifying transactions).

     In addition, the FDIC has implemented a revision in the SAIF assessment rate schedule that effected, as of October 1, 1996 (a) a widening in the assessment rate spread among institutions in the different capital and risk assessment categories, (b) an overall reduction of the assessment rate range assessable on SAIF deposits of from 0 to 27 basis points, and (c) a special interim assessment rate range for the last quarter of 1996 of from 18 to 27 basis points on institutions subject to Financing Corporation ("FICO") assessments. Effective January 1, 1997, assessments to help pay off the $780 million in annual interest payments on the $8 billion FICO bonds issued in the late 1980s as part of the government rescue of the thrift industry were imposed on both BIF- and SAIF-insured deposits in annual amounts presently estimated at
1.29 basis points and 6.44 basis points, respectively. Beginning in January 2000, BIF- and SAIF- insured institutions will share the FICO interest costs at equal rates currently estimated 2.43 basis points.

     Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

PROPOSED LEGISLATION AND REGULATORY ACTION

     New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions. It cannot be predicted whether or what form any proposed regulation or statute will be adopted or the extent to which the business of the Company may be affected by such regulation or statute.

                       SELECTED STATISTICAL INFORMATION

     Required information presented in Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations.


ITEM 2.   DESCRIPTION OF PROPERTIES

     BANK LOCATION AND FACILITIES. The Company and the Bank are located at 1120 Commerce Drive, Decatur Georgia. The Company has leased this landmark site in the financial district of downtown Decatur.

     The Company entered into an Agreement to Lease, dated August 20, 1996, with Daniel B. Pattillo, pursuant to which the Company leases the building from Mr. Pattillo. The term of the lease expires June 1, 2002. The Agreement to Lease provides that the Company has an option to purchase the building under certain conditions.

     The building currently contains 5,600 square feet of usable space. Prior to opening the Bank, the Company renovated the building. The top floor contains 4,113 square feet and was converted into the banking lobby and bank operations. The lower level, which contains 1,487 square feet, is used for executive offices. Most of the operations and back-room work is outsourced so less space is needed. Video drive-ups are used instead of physical drive-ups. The lower parking lot has sufficient room for two drive-up lanes in addition to employee parking. The property fronts Commerce Drive, which is a main thoroughfare in Decatur, and backs up to a retail area and residential property. Access to the drive-ups is available through a side street off of Commerce Drive. The main parking lot is accessible from Commerce Drive.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Decatur First Bank Group, Inc. (the "Company") was organized on August 2, 1996 and from that date until September 2, 1997 its principal activities have been related to its organization, the conducting of its initial public offering, the pursuit of approvals from the Georgia Department of Banking and Finance and Federal Deposit Insurance Corporation of its application to charter Decatur First Bank (the "Bank"), and the pursuit of approvals from the Federal Reserve Board for the Company to acquire control of the Bank.

     On June 30, 1997, the Company concluded its offering in which it sold 941,544 shares of common stock at $10.00 per share. The offering provided the Company with $9,375,756 in capital after deducting offering expenses of $39,684. After receiving all applicable regulatory approvals and satisfying pre-opening examination procedures, the Bank opened for business to the public on September 2, 1997 in banking facilities located on Commerce Drive in Decatur, Georgia. These facilities are leased with an option to purchase and serve as the main office of the Company and the Bank.

FINANCIAL CONDITION AT DECEMBER 31, 1997

     Total assets at December 31, 1997, were $17,626,000, principally composed of $6,327,000 in cash and cash equivalents, $8,590,000 in investment securities, and $1,531,000 in loans. In addition to the capital of $8,826,000, these assets are funded by $8,666,000 in deposits. Deposit composition at December 31, 1997 included $1,557,000 of demand deposits, $4,689,000 in interest bearing demand and savings deposits, and $2,419,000 in certificates of deposit.

RESULTS OF OPERATIONS

     The results of operations of the Company and the Bank are dependent on net interest income, which is the difference between interest earned on earning assets and the interest paid on interest bearing liabilities, and the ability to minimize loan losses and to control operation expenses.

     The Company's net loss was $439,378 for the period ended December 31, 1997. Interest income for the period was $398,529, while interest expense was $67,051. At December 31, 1997, investment securities had a weighted average yield of 5.91%, and certificates of deposit had a weighted average interest rate of 5.45%.

     Management provided $32,000 for loan losses based on loan growth since opening. The estimate for loan losses represents an amount, in management's judgment, which will be adequate to absorb possible losses on existing loans that may become uncollectible.

     Other expenses totaled $749,855 and primarily consisted of salaries and employee benefits of $346,273 and other operating expenses of $300,033. Some of the most significant amounts of other operating expenses were for professional fees ($31,703), advertising ($47,909), data processing fees ($32,612), and supplies ($33,069).

     No income tax benefit was provided for the tax effect of the net loss, as the recognition of this benefit is heavily dependent on future taxable income. For more information about the tax attributes of the Company at December 31, 1997, see note 6 to the Audited Financial Statements.

LIQUIDITY

     The Bank must maintain a certain portion of its assets in funds that are readily available to pay deposit withdrawals and to meet expected loan demands. Cash and cash equivalents totaled $6,327,000 at December 31, 1997. Cash outflows from operations totaled $430,040, while outflows totaled $11,108,402 from investing activities which were primarily investment purchases and a net increase in loans. Inflows from financing activities totaled $17,841,298 and resulted from increases in deposits and the stock sale. For more detailed information about the cash sources and uses for the period ended December 31, 1997, see the Statement of Cash Flows included in the Audited Financial Statements.

CAPITAL RESOURCES

     The Company and the Bank are required to maintain minimum amounts of capital to total "risk weighted" assets, as defined by the banking regulators. At December 31, 1997, the Company was required to have Tier I and Total Capital to "risk weighted" assets ratios of 4% and 8%, respectively. The Company's and the Bank's ratios as of December 31, 1997 were in excess of these requirements. Additionally, the Company and the Bank are required to maintain a Tier I leverage ratio of at least 4%. At December 31, 1997, the leverage ratio was in excess of 57%. For more information about the actual and required capital ratios of the Company and the Bank, see note 10 to the Audited Financial Statements. While the current level of capital meets the regulatory requirements and the Company's current and foreseeable needs, management will continue to evaluate the capital needs of the Company as the Bank experiences growth.

YEAR 2000

   The Company is aware of the issues associated with computer systems as the millennium (Year 2000) approaches. Systems that do not properly recognize date sensitive information when the year changes to 2000 could generate erroneous data or cause a system to fail. The Bank is utilizing both internal and external resources to identify, correct and test the systems for year 2000 compliance. All re-programming efforts will be complete by December 31, 1998 to allow for adequate testing in 1999. To date, confirmations have been received from the Bank's primary processing vendors that plans are being developed to address processing of transactions in the year 2000. Management estimates the year 2000 compliance expense and its related potential effect on the Company's earnings to be less than $50,000.

ITEM 7.   FINANCIAL STATEMENTS

                        DECATUR FIRST BANK GROUP, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS

                          DECEMBER 31, 1997 AND 1996

                (WITH INDEPENDENT ACCOUNTANTS' REPORT THEREON)

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



TO THE BOARD OF DIRECTORS
DECATUR FIRST BANK GROUP, INC.

We have audited the accompanying consolidated balance sheets of Decatur First Bank Group, Inc. as of December 31, 1997 and 1996, and the related statements of operations, changes in shareholders' equity and cash flows for the year ended December 31, 1997 and the period from August 2, 1996 (inception) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Decatur First Bank Group, Inc. as of December 31, 1997 and 1996 and the results of their operations and their cash flows for the year ended December 31, 1997 and the period from August 2, 1996 (inception) to December 31, 1996 in conformity with generally accepted accounting principles.


                                                Porter Keadle Moore, LLP

                                                /s/ Porter Keadle Moore, LLP

Atlanta, Georgia
February 6, 1998

                        DECATUR FIRST BANK GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                          DECEMBER 31,  1997 AND 1996

                                    Assets
                                    ------
                                                                                 1997        1996
                                                                                 ----        ----
Cash and due from banks                                                      $ 1,966,791     23,935
Federal funds sold                                                             4,360,000          -
                                                                             -----------   --------
    Cash and cash equivalents                                                  6,326,791     23,935
Restricted cash                                                                        -    260,750
Investment securities available for sale                                       5,503,583          -
Investment securities held to maturity (market value of $3,089,875)            3,086,821          -

Loans, net                                                                     1,531,200          -
Premises and equipment, net                                                      943,817     20,193
Accrued interest receivable and other assets                                     233,829    134,528
                                                                             -----------   --------
                                                                             $17,626,041    439,406
                                                                             ===========   ========

                     Liabilities and Shareholders' Equity
                     ------------------------------------
Deposits:
  Demand                                                                     $ 1,557,191          -
  Money market and NOW accounts                                                4,486,376          -
  Savings                                                                        203,049          -
  Time                                                                         1,709,237          -
  Time over $100,000                                                             709,699          -
                                                                             -----------   --------
    Total deposits                                                             8,665,552          -

Subscribers' deposits                                                                  -    260,750
Note payable                                                                           -    200,000
Accrued interest payable and other liabilities                                   134,097     85,134
                                                                             -----------   --------
    Total liabilities                                                          8,799,649    545,884
                                                                             -----------   --------
Commitments

Shareholders' equity:
  Preferred stock, no par value, 2,000,000 shares
   authorized, no shares issued and outstanding                                        -          -
  Common stock, par value $5; 10,000,000 shares
   authorized; 941,544 and 1 issued and outstanding, respectively              4,707,720          5
Additional paid-in capital                                                     4,668,036          5
Accumulated deficit                                                             (545,866)  (106,488)
Net unrealized loss on investment securities available for sale                   (3,498)         -
                                                                             -----------   --------
    Total shareholders' equity                                                 8,826,392   (106,478)
                                                                             -----------   --------
                                                                             $17,626,041    439,406
                                                                             ===========   ========

See accompanying notes to consolidated financial statements.

                        DECATUR FIRST BANK GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     FOR THE YEAR ENDED DECEMBER 31, 1997
      AND THE PERIOD FROM AUGUST 2, 1996 (INCEPTION) TO DECEMBER 31, 1996

                                                                  1997          1996
                                                                  ----          ----
Interest income:
Interest and fees on loans                                 $      42,315              -
Interest on investment securities:
U.S. Treasuries                                                   16,833              -
U.S. Government agencies                                         201,361              -
Interest on federal funds sold                                   138,020              -
                                                                 -------        -------
Total interest income                                            398,529              -
                                                                 -------        -------
Interest expense:
Interest on money market and NOW accounts                         21,482              -
Interest on savings and time deposits                             23,682              -
Other                                                             21,886          3,042
                                                                 -------        -------
Total interest expense                                            67,050          3,042
                                                                 -------        -------
Net interest income (expense)                                    331,479         (3,042)
Provision for loan losses                                         32,000              -
                                                                 -------        -------
Net interest income (expense) after provision for                299,479         (3,042)
 loan losses                                                     -------        -------
Other income:
Service charges on deposit accounts                                5,517              -
Other income                                                       5,493              -
                                                                 -------        -------
Total other income                                                11,010              -
                                                                 -------        -------
Other expenses:
Salaries and employee benefits                                   346,273         64,935
Occupancy and equipment                                          103,549         19,065
Other operating                                                  300,045         19,446
                                                                 -------        -------
Total other expenses                                             749,867        103,446
                                                                 -------        -------

Net loss                                                   $     439,378        106,488
                                                                 =======        =======

Net loss per share                                         $         .47            .11
                                                                 =======        =======

Outstanding shares                                               941,544        941,544
                                                                 =======        =======



See accompanying notes to consolidated financial statements.

                        DECATUR FIRST BANK GROUP, INC.

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                     FOR THE YEAR ENDED DECEMBER 31, 1997
      AND THE PERIOD FROM AUGUST 2, 1996 (INCEPTION) TO DECEMBER 31, 1996



                                                                        Net
                                                                    Unrealized
                                                                      Loss on
                                         Additional                 Securities
                               Common      Paid-in    Accumulated    Available
                               Stock       Capital      Deficit      for Sale      Total
                             ----------  -----------  ------------  -----------  ----------
Proceeds from the sale  of
organization shares         $        5            5             -            -          10

Net loss                             -            -      (106,488)           -    (106,488)
                             ---------   ----------   -----------   ----------   ---------
Balance, December 31, 1996           5            5      (106,488)           -    (106,478)


Proceeds from stock
offering, net of
 offering
costs of $39,684             4,707,720    4,668,036             -            -   9,375,756

Redemption of
organization shares                 (5)          (5)            -            -         (10)

Change in unrealized
loss on securities
available for sale                   -            -             -       (3,498)     (3,498)

Net loss                             -            -      (439,378)           -    (439,378)
                             ---------   ----------   -----------   ----------   ---------

Balance, December 31,       $4,707,720    4,668,036      (545,866)      (3,498)  8,826,392
 1997                        =========   ==========   ===========   ==========   =========




See accompanying notes to consolidated financial statements.

                        DECATUR FIRST BANK GROUP, INC.
                       (A DEVELOPMENT STAGE CORPORATION)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                     FOR THE YEAR ENDED DECEMBER 31, 1997
      FOR THE PERIOD FROM AUGUST 2, 1996 (INCEPTION) TO DECEMBER 31, 1996


                                                                                          1997         1996
                                                                                          ----         ----
Cash flows from operating activities:
  Net loss                                                                          $     (439,378)  (106,488)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
      Depreciation, amortization and accretion                                              27,676          -
      Provision for loan losses                                                             32,000          -
      Change in:
        Accrued interest receivable                                                       (150,769)         -
        Other assets                                                                        51,468    (33,200)
        Accrued interest payable                                                            16,319          -
        Other liabilities                                                                   32,664     85,134
                                                                                        ----------   --------
          Net cash used by operating activities                                           (430,040)   (54,554)
                                                                                        ----------   --------
Cash flows from investing activities:
  Proceeds from calls and maturities of investment securities
    held to maturity                                                                       501,734          -
  Proceeds from calls and maturities of investment securities
    available for sale                                                                   2,040,605          -
  Purchases of investment securities held to maturity                                   (3,589,858)         -
  Purchases of investment securities available for sale                                 (7,548,869)         -
  Net change in loans                                                                   (1,563,200)         -
  Purchase of premises and equipment                                                      (948,814)   (20,193)
  Organization and offering costs                                                                -   (101,328)
                                                                                        ----------   --------
          Net cash used by investing activities                                        (11,108,402)  (121,521)
                                                                                        ----------   --------
Cash flows from financing activities:
  Net change in deposits                                                                 8,665,552          -
  Net change in line of credit                                                            (200,000)   200,000
  Proceeds from the sale of common stock, net of offering costs of $39,684               9,375,756          -
  Sale of (redemption of) organization shares                                                  (10)        10
                                                                                        ----------   --------

          Net cash provided by financing activities                                     17,841,298    200,010
                                                                                        ----------   --------
Net increase in cash and cash equivalents                                                6,302,856     23,935
Cash and cash equivalents at beginning of year                                              23,935          -
                                                                                        ----------   --------
Cash and cash equivalents at end of year                                            $    6,326,791     23,935
                                                                                       ===========   ========

Supplemental schedule of noncash investing and financing activities:
  Change in net unrealized loss on investment
    securities available for sale, net of tax                                       $       (3,498)         -

  Supplemental disclosures of cash flow information:
    Cash paid during the year for interest                                          $       50,731      1,810

During the period ended December 31, 1996 restricted cash increased $260,750 as a result of subscriptions for common stock and corresponding deposits to the escrow account.



See accompanying notes to consolidated financial statements.

                        DECATUR FIRST BANK GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     The following is a summary of the significant policies and procedures.

     Basis of Presentation
     The consolidated financial statements include the accounts of Decatur First Bank Group, Inc. (the "Company") and its wholly owned subsidiary, Decatur First Bank (the "Bank"). All significant intercompany accounts and transactions have been eliminated in consolidation.

     The Bank commenced business on September 2, 1997 upon receipt of its banking charter from the Georgia Department of Banking and Finance (the "DBF"). The Bank is primarily regulated by the DBF and the Federal Deposit Insurance Corporation and undergoes periodic examinations by these regulatory agencies. The Company is regulated by the Federal Reserve and also is subject to periodic examinations. The Bank provides a full range of commercial and consumer banking services throughout the Decatur and Dekalb County area in Georgia.

     Operations through December 31, 1996 related primarily to expenditures by the organizers for incorporating and organizing the Company. The Company was reported on as a development stage corporation for the period ended December 31, 1996.

     The accounting principles followed by the Company and the Bank, and the methods of applying these principles, conform with generally accepted accounting principles (GAAP) and with general practices in the banking industry. In preparing the financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ significantly from these estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in the near term include, but are not limited to, the determination of the allowance for loan losses, the valuation of real estate acquired in connection with or in lieu of foreclosure on loans, and valuation allowances associated with the realization of deferred tax assets which are based on future taxable income.

     Investment Securities

     The Company classifies its securities in one of three categories: trading, available for sale, or held to maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held to maturity securities are those securities for which the Company has the ability and intent to hold until maturity. All securities not included in trading or held to maturity are classified as available for sale. At December 31, 1997, there were no trading securities.

     Available for sale securities are recorded at fair value. Held to maturity securities are recorded at cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses, net of the related tax effect, on securities available for sale are excluded from earnings and are reported as a separate component of shareholders' equity until realized. Transfers of securities between categories are recorded at fair value at the date of transfer.

     A decline in the market value of any available for sale or held to maturity security below cost that is deemed other than temporary is charged to earnings and establishes a new cost basis for the security.

     Premiums and discounts are amortized or accreted over the life of the related securities as adjustments to the yield. Realized gains and losses for securities classified as available for sale and held to maturity are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

                        DECATUR FIRST BANK GROUP, INC.

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
     Loans and Allowance for Loan Losses

     Loans are stated at principal amount outstanding, net of unearned interest and the allowance for loan losses. Unearned interest on discounted loans is recognized as income over the term of the loans using a method which approximates a level yield. Interest on other loans is calculated by using the simple interest method on daily balances of the principal amount outstanding.

     A loan is considered impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price, or at the fair value of the collateral of the loan if the loan is collateral dependent. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful.

     The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance represents an amount which, in management's judgment, will be adequate to absorb probable losses on existing loans that may become uncollectible.

     Management's judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower's ability to pay, overall portfolio quality and review of specific problem loans.

     Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgments different than those of management.

     Premises and Equipment

     Premises and equipment are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on the straight-line method over the shorter of the estimated useful lives of the improvements or the terms of the related leases. Costs incurred for maintenance and repairs are expensed currently.

     Depreciation expense is computed using the straight-line method over the following estimated useful lives:

            Leasehold improvements           10 - 25 years
            Furniture and equipment           5 - 10 years

     Organization Costs

     Costs incurred for the organization of the Company and the Bank (consisting principally of legal, consulting and incorporation fees) are capitalized in other assets and are being amortized over five years. Amortization of the organization costs began when banking operations commenced.

     Income Taxes

     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                        DECATUR FIRST BANK GROUP, INC.

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
     Income Taxes, continued

     In the event the future tax consequences of differences between the financial reporting bases and the tax bases of the assets and liabilities results in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such asset is required. A valuation allowance is provided for the portion of the deferred tax asset when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realizability of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies.

     Line of Credit

     Organization, offering and pre-opening costs, as well as costs for modification of the buildings, incurred prior to opening for business were funded under a $800,000 line of credit. The line of credit, which was guaranteed by the organizers, was repaid upon consummation of the stock offering.

     Net Loss Per Share

     Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share" became effective for the Company for the year ended December 31, 1997. This new standard specifies the computation, presentation and disclosure requirements for earnings per share and is designed to simplify previous earnings per share standards and to make domestic and international practices more compatible. Earnings per share are based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. All earnings per share amounts have been restated to conform to the provisions of SFAS No. 128.

     SFAS No. 128 requires the presentation on the face of the statement of operations of earnings per share with and without the dilutive effects of potential common stock issuances from instruments such as options, convertible securities and warrants. Additionally, the new statement requires the reconciliation of the amounts used in the computation of both "earnings per share" and "diluted earnings per share".

     For 1997 and 1996, net loss per share is calculated by dividing net loss by the number of common shares sold in the initial public offering, which are considered outstanding for all periods presented. The Company currently has no dilutive common stock instruments.

     Recent Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 131 specifies the presentation and disclosure of operating segment information reported in the annual report and interim reports issued to stockholders. The provisions of both statements are effective for fiscal years beginning after December 15, 1997. The Company believes that the adoption of these statements will not have a material impact on the Company's financial position, results of operations or liquidity.

     Reclassifications
     Certain 1996 amounts have been reclassified to conform to the presentation used in 1997.

                        DECATUR FIRST BANK GROUP, INC.


(2)  INVESTMENT SECURITIES
     Investment securities at December 31, 1997 are as follows:

       SECURITIES HELD TO MATURITY:
                                                          Gross           Gross         Estimated
                                        Amortized       Unrealized      Unrealized         Fair
                                           Cost           Gains           Losses          Value
                                       -----------     -----------       ---------      ---------
     U.S. Treasuries and
          U.S. Government agencies     $ 3,086,821           4,195           1,141      3,089,875
                                       ===========     ===========       =========      =========

     SECURITIES AVAILABLE  FOR SALE:
                                                          Gross           Gross         Estimated
                                        Amortized       Unrealized      Unrealized         Fair
                                           Cost           Gains           Losses          Value
                                       -----------     -----------       ---------      ---------
     U.S. Treasuries and
          U.S.  Government agencies    $  5,507,081          4,242           7,740      5,503,583
                                       ===========     ===========       =========      =========

     The amortized cost and estimated fair value of investment securities at December 31, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

                                              Securities              Securities
                                           Held to Maturity        Available for Sale
                                        -----------------------   --------------------
                                         Amortized    Estimated   Amortized  Estimated
                                           Cost       Fair Value     Cost    Fair Value
                                        -----------   ---------   ---------  ---------
     U.S. Treasuries and U.S.
       Government agencies:
         Within 1 year                  $ 1,075,318   1,075,022     500,382    500,298
         1 to 5 years                     2,011,503   2,014,853   5,006,699  5,003,285
                                        -----------   ---------   ---------  ---------
                                        $ 3,086,821   3,089,875   5,507,081  5,503,583
                                        ===========   =========   =========  =========

     There were no sales of securities available for sale during 1997.

(3)  LOANS
     Major classifications of loans at December 31, 1997 are summarized as follows:

                                                                               1997
                                                                               ----
          Commercial, financial and agricultural                         $     927,966
          Real estate - mortgage                                               167,334
          Consumer                                                             467,900
                                                                           -----------

                                                                             1,563,200

          Less:   Allowance for loan losses                                     32,000
                                                                           -----------

                                                                         $   1,531,200
                                                                           ===========

     The Bank grants loans and extensions of credit to individuals and a variety of businesses and corporations located in its general trade area of the city of Decatur, Dekalb County, Georgia and adjoining counties. Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market.

     The Bank provided $32,000 for the year ended December 31, 1997 to the allowance for loan losses for potential problem loans.

                        DECATUR FIRST BANK GROUP, INC.


(4)  PREMISES AND EQUIPMENT
     Major classifications of premises and equipment are summarized as follows:

                                                                                1997        1996
                                                                                ----        ----

          Land                                                             $       8,488         -
          Leasehold improvements                                                 659,999    20,193
          Furniture and equipment                                                300,520         -
                                                                                 -------    ------

                                                                                 969,007    20,193

          Less: Accumulated depreciation                                          25,190         -
                                                                                 -------    ------

                                                                           $     943,817    20,193
                                                                                 =======    ======

          Depreciation expense amounted to $25,190 in 1997.

(5)  DEPOSITS
     Maturities of time deposits at December 31, 1997 are as follows:

          Maturing in:
          1998    $ 2,378,433
          1999         39,776
          2001            727
                  -----------

                  $ 2,418,936
                  ===========

(6)  INCOME TAXES
     At December 31, 1997, the Company had federal and state net operating loss carryforwards for tax purposes of approximately
     $182,000 and $368,000, respectively, which will expire beginning in 2011 if not previously utilized. No income tax expense or benefit was recorded for the periods ended December 31, 1997 or 1996 due to this loss carryforward.

     The following summarizes the components of deferred taxes at December 31, 1997 and 1996.

                                                                      1997             1996
                                                                      ----             ----

          Deferred income tax assets:
            Allowance for loan losses                              $  10,729                   -
            Pre-opening expenses                                     124,009              39,171
            Premises and equipment                                     1,015                   -
            Operating loss carryforwards                              76,427               1,252
            Contributions                                                807                   -
                                                                   ---------             -------

              Total gross deferred income tax assets                 212,987              40,423
              Less valuation allowance                              (212,987)            (40,423)

              Net deferred tax assets                              $       -                   -
                                                                   =========             =======

     The future tax consequences of the differences between the financial reporting and tax basis of the Company's assets and liabilities resulted in a net deferred tax asset. A valuation allowance was established for the net deferred tax asset, as the realization of these deferred tax assets is dependent on future taxable income.

                        DECATUR FIRST BANK GROUP, INC.

(7)  COMMITMENTS

     On September 9, 1996, the Company entered into an operating lease agreement for space to serve as the main office of the Company and the Bank. The lease term also includes an option to purchase the property at a price of $500,000. Future minimum lease payments required for all operating leases having a remaining term in excess of one year at December 31, 1997 are as follows:

          1998                               $  54,000
          1999                                  54,000
          2000                                  54,000
          2001                                  54,000
          2002                                  27,000
                                             ---------

                                             $ 243,000
                                             =========

     The total rental expense was $55,805 and $19,065 in 1997 and 1996, respectively.

     The Company entered into an employment agreement with its President and Chief Executive Officer, providing for an initial term of five years commencing June 1, 1996, and an automatic annual extension subsequent to that five year period. The agreement provides for a base salary, an incentive bonus based on five percent of the Company's pre-tax earnings, and stock options which vest equally over five years at $10 per share equal to five percent of the number of shares sold in the initial public offering, or 47,000 shares (which are anticipated to be granted in 1998). Additionally, the Company is to maintain a $1,000,000 key man life insurance policy, with $500,000 payable to the Company and $500,000 payable to the President's family. The agreement further provides for other perquisites, and subjects the President to certain non-compete restrictions.

     The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheet. The contractual amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

     The Bank's exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. In most cases, the Bank requires collateral to support financial instruments with credit risk. At December 31, 1997, the Bank has commitments to extend credit of $131,000, but no standby letters of credit.

(8)  STOCKHOLDERS' EQUITY

     The Company intends to adopt a Stock Incentive Plan covering up to 143,000 shares of the Company's common stock. This Plan will be administered by a committee of the Board of Directors and will provide for the granting of options to purchase shares of the common stock to officers, directors and key employees of the Company and Bank. The exercise price of each option granted under the Plan will not be less than the fair market value of the shares of common stock subject to the option on the date of grant as determined by the Board of Directors. Options will be exercisable in whole or in part upon such terms as may be determined by the committee. Options will not be exercisable later than ten years after the date of grant.

     Shares of preferred stock may be issued from time to time in one or more series as established by resolution of the Board of Directors of the Company, up to a maximum of 2,000,000 shares. Each resolution shall include the number of shares issued, preferences, special rights and limitations as determined by the Board.

(9)  RELATED PARTY TRANSACTIONS

     The Bank conducts transactions with directors and officers, including companies in which they have a beneficial interest, in the normal course of business. It is the Bank's policy to comply with federal regulations that require that loan and deposit transactions with directors and executive officers be made on substantially the same terms as those prevailing at the time made for comparable loans and deposits to other persons. As of December 31, 1997, there were no related party loans and $1,119,000 of related party deposits.

                        DECATUR FIRST BANK GROUP, INC.

(10) REGULATORY MATTERS

     The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under certain adequacy guidelines and the regulatory framework for prompt corrective action, specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices must be met. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 Capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

     As of December 31, 1997, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

     The actual capital amounts and ratios are also presented in the table.

                                                                             To Be Well
                                                          For Capital      Capitalized Under
                                                            Adequacy       Prompt Corrective
                                         Actual             Purposes       Action Provisions
                                 ---------------------  ----------------  --------------------

                                   Amount      Ratio     Amount    Ratio   Amount      Ratio
                                 ---------  ----------  -------  -------  -------  -----------
As of December 31, 1997:
  Total Capital
  (to Risk Weighted Assets)
    Consolidated                 $ 8,770,673     158.14%      444,000     8.0%      N/A       N/A
    Bank                         $ 7,659,969     143.86%      426,000     8.0%    532,000    10.0%
  Tier 1 Capital
  (to Risk Weighted Assets)
    Consolidated                $  8,738,673     157.56%      222,000     4.0%      N/A       N/A
    Bank                        $  7,627,969     143.26%      213,000     4.0%    319,000     6.0%
  Tier 1 Capital
  (to Average Assets)
    Consolidated                $  8,738,673      60.66%      576,000     4.0%      N/A       N/A
    Bank                        $  7,627,969      57.36%      532,000     4.0%    665,000     5.0%

     Dividends paid by the Bank are the primary source of funds available to the Company. Banking regulations limit the amount of dividends that may be paid without prior approval of the regulatory authorities. These restrictions are based on the level of regulatory classified assets, the prior years' net earnings, and the ratio of equity capital to total assets. The Bank is currently not allowed to pay dividends to the Company until it becomes cumulatively profitable.

                        DECATUR FIRST BANK GROUP, INC.

(11) DECATUR FIRST BANK GROUP, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

                                Balance Sheets

                          December 31, 1997 and 1996

                                    Assets
                                    ------
                                                             1997       1996
                                                             ----       ----

     Cash and interest bearing deposits                  $   615,552     23,935
     Investment in Decatur First Bank                      7,672,300          -
     Investment securities available for sale                498,590          -
     Other assets                                             39,950    415,471
                                                         -----------   --------

                                                         $ 8,826,392    439,406
                                                         ===========   ========

             Liabilities and Shareholders' Equity
             ------------------------------------

     Other liabilities                                   $         -    545,884
     Shareholders' equity                                  8,826,392   (106,478)
                                                         -----------   --------

                                                         $ 8,826,392    439,406
                                                         ===========   ========

                       Statements of Operations

          For the Years Ended December 31, 1997 and 1996

                                                            1997         1996
                                                            ----         ----
     Income:
          Interest income                                $ 116,883            -
                                                         ---------      -------

     Expenses:
          Interest                                          21,887        3,042
          Salaries and employee benefits                   102,120       64,935
          Occupancy and equipment                           37,143       19,065
          Other operating                                   70,849       19,446
                                                         ---------      -------

            Total expenses                                 231,999      106,488
                                                         ---------      -------

            Loss before equity in
              undistributed loss of subsidiary             115,116      106,488

          Equity in undistributed loss of subsidiary       324,262            -
                                                         ---------      -------

            Net loss                                     $ 439,378      106,488
                                                         =========      =======

                        DECATUR FIRST BANK GROUP, INC.

(11) DECATUR FIRST BANK GROUP, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION, CONTINUED

                           Statements of Cash Flows

                For the Years Ended December 31, 1997 and 1996

                                                                                        1997         1996
                                                                                        ----         ----
     Cash flows from operating activities:
       Net loss                                                                    $   (439,378)      (106,488)
       Adjustments to reconcile net loss to net
         cash used by operating activities:
           Equity in undistributed loss of subsidiary                                   324,262              -
           Amortization                                                                   3,062              -
           Change in other                                                               26,530         51,934
                                                                                   ------------    -----------

             Net cash used by operating activities                                      (85,524)       (54,554)
                                                                                   ------------    -----------

     Cash flows from investing activities:
       Capital infusion into subsidiary                                              (8,000,000)             -
       Purchase of securities available for sale                                       (498,605)             -
       Purchase of premises and equipment                                                     -        (20,193)
       Organization and offering costs                                                        -       (101,328)
                                                                                   ------------    -----------

             Net cash used by investing activities                                   (8,498,605)      (121,521)
                                                                                   ------------    -----------
     Cash flows from financing activities:
       Change in line of credit                                                        (200,000)       200,000
       Sale of (redemption of) organization shares                                          (10)            10
       Proceeds from sale of common stock,
         net of offering costs of $39,684                                             9,375,756              -
                                                                                   ------------    -----------

             Net cash provided by financing activities                                9,175,746        200,010
                                                                                   ------------    -----------

     Net increase in cash                                                               591,617         23,935

     Cash at beginning of year                                                           23,935              -
                                                                                   ------------    -----------

     Cash at end of year                                                           $    615,552         23,935
                                                                                   ============    ===========

     Supplemental schedule of noncash financing and investing activities:
       Change in net unrealized loss on securities
         available for sale of subsidiary                                          $     (3,438)             -

       Change in unrealized loss on securities
         available for sale                                                        $        (60)             -

       Supplemental disclosures of cash flow information:
         Cash paid during the year for interest                                    $     23,119          1,810

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not Applicable.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The following table sets forth for each director and executive officer of the Company (i) the person's name, (ii) his or her age at December 31, 1997,
(iii) the year he or she was first elected as a director of the Company, and
(iv) his or her positions with the Company other than as a director and his or her other business experience for the past five years.

                                                                                     POSITION WITH THE COMPANY AND
                                                                                     -----------------------------
      NAME (AGE)                       DIRECTOR SINCE                                      BUSINESS EXPERIENCE
      ----------                       --------------                                      -------------------
John L. Adams, Jr. (43)                     1996                                Real Estate Broker; President and Managing
                                                                                  Broker, Clairmont Place Realty, Inc.

Merriell Autrey, Jr. (72)                   1996                                Retired Banker

Mary Bobbie Bailey (69)                     1996                                Business Owner; Our-Way, Inc.,
                                                                                  Bailey Design Company

James A. Baskett (50)                       1996                                Business Owner; Prolific
                                                                                  Impressions, Inc.

John Walter Drake (54)                      1997                                Attorney; McCurdy & Candler

William F. Floyd (51)                       1996                                Construction; Secretary-Treasurer;
                                                                                  Southern Champion Construction, Inc.

Robert E. Lanier (58)                       1996                                Real Estate Development;
                                                                                  President, REL Properties, Inc.

Carol G. Nickola (46)                       1996                                Health Care Consultant

Lynn Pasqualetti (42)                       1996                                Accountant; President and
                                                                                  Co-Owner, HLM Services, Inc.

Roger K. Quillen (44)                       1996                                Attorney; Fisher & Phillips

Kirby Thompson (43)                         1997                                Consultants; KAT Consulting

Judy B. Turner/1/(51)                       1996                                President and Chief
                                                                                  Executive Officer of the Company

---------------------------

/1/ Prior to becoming President and Chief Executive Officer of the Company, Ms. Turner served as Regional Sales Manager of Bank South.

Note: James T. Smith was elected to the Board of Directors in February 1998. Mr. Smith is a building contractor and is Vice President of Rutland Contracting Company.

     The Company is not subject to filings required by Section 16 of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). The Company is filing this Annual Report on Form 10-KSB pursuant to Section 15(d) of the Exchange Act.


ITEM 10.  EXECUTIVE COMPENSATION


EXECUTIVE COMPENSATION

                          SUMMARY COMPENSATION TABLE

     The following table presents the total compensation of the Company paid during fiscal years 1997 and 1996 (since the Company's inception in August 1996) to its chief executive officer. No executive officer of the Company earned over $100,000 in salary and bonus during fiscal years 1997 and 1996.

-------------------------------------------------------------------------------------------------------------
                       Annual Compensation                        Long-Term Compensation
                       -------------------                  ----------------------------------
                                                               Awards                 Payouts
                                                            ----------------------------------

                                                  Other       Restricted                             All
                                                  Annual        Stock      Options/     LTIP        Other
                              Salary   Bonus   Compensation     Awards       SARs     Payouts    Compensation
Name and Position      Year     ($)     ($)         ($)           ($)         (#)       ($)          ($)
-----------------      ----   ------   -----   ------------   ----------   --------   -------    ------------
Judy B. Turner         1997   87,645     0           0             0           0          0            0
President and Chief
Executive Officer      1996*  45,500     0           0             0           0          0            0
-------------------------------------------------------------------------------------------------------------

*From the Company's inception in August 1996.

COMPENSATION OF DIRECTORS AND OFFICERS

     The Company entered into an employment agreement with Ms. Turner (the "Employment Agreement"). Under the terms of the Employment Agreement, Ms. Turner received a starting salary of $6,500 per month until the Company satisfied the conditions for releasing offering funds from the Escrow Account. After the Company broke escrow, Ms. Turner began receiving a salary of $8,000 per month. The Employment Agreement provides that at the end of each year of operation, Ms. Turner will be entitled to receive a cash bonus in the amount of 5% of the Company's audited consolidated pretax net income, provided that certain performance criteria are satisfied. Additionally, the Employment Agreement provides that after the Company receives the funds from the Escrow Account, the Company will grant Ms. Turner a non-qualified ten-year option to purchase a number of shares of Common Stock equal to 5% of the number of shares of Common Stock sold in this offering. The option will become vested and exercisable in 20% increments on the anniversaries of the grant date at a purchase price of $10.00 per share. Pursuant to the Employment Agreement, the Company will also lease an automobile to be used by Ms. Turner. In the event Ms. Turner is terminated by the

Company without cause, the Company will be required to meet its obligations under the Employment Agreement with respect to Ms. Turner's compensation for a period of twelve months from the date of termination. In the event of termination of Ms. Turner's employment, other than by the Company without cause or by Ms. Turner for cause, as defined in the employment agreement, Ms. Turner will be prohibited from competing with the Bank or soliciting its customers or employees for a period of twelve months from the date of termination.

     Directors of the Bank will not be compensated for their services as directors until the Bank earns a cumulative profit.

     Officers and directors of the Company will not be separately compensated for their services to the Company until the Company earns a cumulative profit.

OPTION GRANTS IN FISCAL YEAR 1997

     The Company did not grant any options in fiscal year 1997.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the number of shares of the Company's Common Stock beneficially owned as of March 20, 1998 by (a) each director of the Company and (b) all executive officers and directors as a group. As of March 20, 1998, only one person, who is also a director of the Company, beneficially owned more than 5% of the shares of the Company's outstanding Common Stock. The information shown below is based upon information furnished to the Company by the named persons. Unless otherwise indicated, each person is the record owner and has sole voting and investment power with respect to his or her shares.

     Information relating to beneficial ownership of the Company is based upon "beneficial ownership" concepts set forth in rules promulgated under the Securities Exchange Act of 1934, as amended. Under such rules a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or to direct the voting of such security, or "investment power," which includes the power to dispose or to direct the disposition of such security. Under the rules, more than one person may be deemed to be a beneficial owner of the same securities. A person is also deemed to be a beneficial owner of any security as to which that person has the right to acquire beneficial ownership within sixty (60) days from the record date.
                                                                      PERCENT
   NAME AND ADDRESS                  NUMBER OF SHARES                OF CLASS
   ----------------                  ----------------                --------
(A)  DIRECTORS

John L Adams, Jr.                        10,000/(1)/                    1.06
130 Glenn Circle
Decatur, Georgia 30030

Merriell Autrey, Jr.                     12,500/(2)/                    1.33
1887 Bedfordshire Court
Decatur, Georgia 30033

                                                                      PERCENT
   NAME AND ADDRESS                  NUMBER OF SHARES                OF CLASS
   ----------------                  ----------------                --------

Mary Bobbie Bailey                       75,790/(3)/                    8.05
239 15th Street
Atlanta, Georgia 30309

James A. Baskett                         15,000/(4)/                    1.59
160 South Candler Street
Decatur, Georgia 30030

John Walter Drake                         8,000/(5)/                     .85
2820 Hawthorne Drive
Atlanta, Georgia 30345

William F. Floyd                         15,000/(6)/                    1.59
712 W. Ponce de Leon Avenue
Decatur, Georgia 30030

Robert E. Lanier                         20,000/(7)/                    2.12
5459 Lichenheath Court
Stone Mountain, Georgia 30087

Carol G. Nickola                         20,000/(8)/                    2.12
7540 Chaparral Drive
Dunwoody, Georgia 30350

Lynn Pasqualetti                          8,490/(9)/                     .90
1806 Durand Mill Drive
Atlanta, Georgia 30307

Roger K. Quillen                         10,000/(10)/                   1.06
124 Glenn Circle
Decatur, Georgia 30030

James T. Smith III                       39,690/(11)/                   4.22
711 Pinetree Dr.
Decatur, Georgia 30030

Kirby A. Thompson                        10,000/(12)/                   1.06
1825 Castleway Lane
Atlanta, Georgia 30345

Judy B. Turner                           20,000/(13)/                   2.12
235 Drexel Avenue
Decatur, Georgia 30030

(B)  ALL DIRECTORS AND                  264,470                        28.09
EXECUTIVE OFFICERS, AS A GROUP

-------------------------
*    Ms. Turner is the only executive officer of the Company.

(1) Consists of 10,000 shares owned by Charles Schwab & Co. for the benefit of Mr. Adams.

(2) Consists of (i) 10,000 shares owned by Dean Whitter Reynolds for the benefit of Individual Retirement Account of Mr. Autrey as to which Mr. Autrey shares voting and investment powers with his spouse, and (ii) 2,500 shares owned by J&M Autrey Family Living Trust of which Mr. Autrey is trustee and as to which Mr. Autrey shares voting and investment powers with his spouse.

(3) Consists of (i) 49,790 shares owned directly by Ms. Bailey, (ii) 5,000 shares owned by Bailey Design Company, Inc., (iii) 20,000 shares owned by Entertainment Resource Services, Inc., and (iv) 1000 shares owned by First American Wholesale, Inc.

(4) Consists of 15,000 shares owned by Prolific Impressions, Inc. Profit Sharing Plan of which Mr. Baskett is trustee.

(5) Consists of (i) 6,800 shares owned directly by Mr. Drake, (ii) 1,000 shares owned by the Estate of Edith S. Drake of which Mr. Drake is trustee, and
     (iii) 200 shares owned by Louise C. McCurdy Testamentary Trust of which Mr. Drake is trustee.

(6) Consists of (i) 10,800 shares owned by Smith Barney, Inc. for the benefit of 401k Account of Mr. Floyd, and (ii) 4,200 shares owned by Edward D. Jones & Co. as custodian for the benefit of Individual Retirement Account of Sydney Floyd as to which Mr. Floyd shares voting and investment power.

(7) Consists of (i) 10,000 shares owned directly by Mr. Lanier, (ii) 3,000 shares owned by Edward D. Jones & Co. as custodian for the benefit of Mr. Lanier, and (iii) 7,000 shares owned by REL Properties, Inc. Profit Sharing and Retirement Plan of which Mr. Lanier is trustee.

(8) Consists of 20,000 shares owned by Dekalb Anesthesia Associates Profit Sharing Plan for the benefit of Ms. Nikola' spouse as to which voting and investment power is shared.

(9) Consists of (i) 2,160 shares owned by Edward D. Jones & Co. as custodian for benefit of Individual Retirement Account of Ms. Pasqualetti, (ii) 100 shares owned by Ms. Pasqualetti as custodian for Tascha Pasqualetti as to which voting and investment powers is shared, (iii) 200 shares owned by Ms. Pasqualetti as custodian for Daniel Bevins as to which voting and investment powers is shared, and (iv) 6,030 shares owned jointly with Laura Bevins as to which voting and investment power is shared.

(10) Consists of 10,000 shares owned by A.G. Edwards & Sons, Inc. as custodian for the benefit of Roger K. Quillen Profit Sharing Plan.

(11) Consists of 39,690 shares owned by Three S. Company.

(12) Consists of 10,000 shares owned by Prudential Securities as custodian for Individual Retirement Account of Mr. Thompson.

(13) Consists of 20,000 shares owned by Edward D. Jones & Co. as custodian for Individual Retirement Account of Ms. Turner.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN TRANSACTIONS

     The Company and the Bank have banking and other business transactions in the ordinary course of business with directors and officers of the Company and the Bank, including members of their families or corporations, partnerships or other organizations in which such directors and officers have a controlling interest. Such transactions are on substantially the same terms (including price, or interest rate and collateral) as those prevailing at the time for comparable transactions with unrelated parties, and any banking transactions do not involve more than the normal risk of collectibility or present other unfavorable features to the Company and the Bank, and are on terms no less favorable than could be obtained from an unaffiliated third party and are approved by a majority of the directors, including a majority of the disinterested directors.

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 10-KSB

(a)  Exhibits


Exhibit
Number                 Exhibit


     3.1   Articles of Incorporation./1/

     3.2   Bylaws/1/

     4.1 Instruments Defining the Rights of Security Holders. See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

     10.1 Agreement to Lease, dated August 20, 1996 between Daniel B. Pattillo and Decatur First Bank Group, Inc./1/

     10.2 Agreement to Sublease, dated September 9, 1996, between Atlanta Gas Light Company and Decatur First Bank Group, Inc./1/

     10.3* Employment Agreement, dated as of June 1, 1996 among Decatur First
           Bank (In Organization), Decatur First Bank Group, Inc and Judy B. Turner./2/

     10.4* 1998 Stock Incentive Plan

     21.1  Subsidiaries of Decatur First Bank Group, Inc.

     24.1 Power of Attorney (appears on the signature pages to this Annual Report on 10-KSB).

     27.   Financial Data Schedule

     99.1  Proxy Statement of Decatur First Bank Group, Inc.

(b)  Reports on Form 8-K filed in the fourth quarter of 1997: None.

*    Compensatory plan or arrangement.

/1/ Incorporated herein by reference to exhibit of same number to the Company's Registration Statement on Form SB-2, Registration No. 333-14355, filed October 18, 1996.

/2/ Incorporated herein by reference to exhibit 10.4 to the Company's Registration Statement on Form SB-2, Registration No. 333-14355, filed October 18, 1996.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS.

     The Company completed its initial offering of its Common Stock on June 30, 1997 pursuant to its Registration Statement on Form SB-2 Registration No. 333-14355. The Company intends to hold its annual meeting of shareholders on May 11, 1998. The Company will file its Proxy Statement and Annual Report to Shareholders with the Securities and Exchange Commission on or before the date such items are mailed to shareholders.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    DECATUR FIRST BANK GROUP, INC.



                                    By: /s/ Judy B. Turner
                                        -----------------------------
                                        Judy B. Turner
                                        President and Chief
                                        Executive Officer


                                    Date:  3/18/98

                               POWER OF ATTORNEY


KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears on the signature page to this Report constitutes and appoints Judy B. Turner and Merriell Autrey, Jr., his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits hereto, and other documents in connection herewith with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Signature               Title                               Date
     ---------               -----                               ----

/s/John L. Adams, Jr.       Director                            3/18/98
-------------------------
John L. Adams, Jr.


/s/Merriell Autrey, Jr.     Director                            3/18/98
-------------------------
Merriell Autrey, Jr.


/s/Mary Bobbie Bailey       Director                            3/18/98
-------------------------
Mary Bobbie Bailey


-------------------------   Director                         _________
James A. Baskett


/s/John Walter Drake        Director                            3/18/98
-------------------------
John Walter Drake


/s/William F. Floyd         Director                            3/18/98
-------------------------
William F. Floyd


/s/Robert E. Lanier         Director                            3/18/98
-------------------------
Robert E. Lanier


/s/Carol G. Nickola         Director                            3/18/98
-------------------------
Carol G. Nickola


/s/Lynn Pasqualetti         Director                            3/18/98
-------------------------
Lynn Pasqualetti


/s/ Roger K. Quillen        Director                            3/18/98
-------------------------
Roger K. Quillen


/s/James T. Smith           Director                            3/18/98
-------------------------
James T. Smith

     Signature               Title                               Date
     ---------               -----                               ----

/s/Kirby A. Thompson        Director                            3/18/98
-------------------------
Kirby A. Thompson

                                 EXHIBIT INDEX



                                                        Page Number in
Exhibit                                                  Sequentially
Number     Exhibit                                      Numbered Copy
------     -------                                      -------------

3.1        Articles of Incorporation./1/                      N/A

3.2        Bylaws./1/                                         N/A

4.1        Instruments Defining the Rights of Security        N/A
           Holders. See Articles of Incorporation at
           Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

10.1       Agreement to Lease, dated August 20, 1996          N/A
           between Daniel B. Pattillo and Decatur First
           Bank Group, Inc./1/

10.2       Agreement to Sublease, dated September 9,          N/A
           1996, between Atlanta Gas Light Company
           and Decatur First Bank Group, Inc./1/

10.3*      Employment Agreement, dated as of June 1,          N/A
           1996 among Decatur First Bank (In
           Organization), Decatur First Bank Group, Inc and Judy B. Turner./2/

10.4*      1998 Stock Incentive Plan


21.1       Subsidiaries of Decatur First Bank Group, Inc.


24.1 Power of Attorney (appears on the signature pages to this Annual Report on 10-KSB).

27.        Financial Data Schedule

99.1       Proxy Statement of Decatur First Bank Group, Inc.

*    Compensatory plan or arrangement.

/1/ Incorporated herein by reference to exhibit of same number to the Company's Registration Statement on Form SB-2, Registration No. 333-14355, filed October 18, 1996.

/2/ Incorporated herein by reference to exhibit 10.4 to the Company's Registration Statement on Form SB-2, Registration No. 333-14355, filed October 18, 1996.