Form 10QSB
period 1998-03-31
DECATUR FIRST BANK GROUP INC
filed 1998-05-15
CIK 1024918

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1998

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Transition Period from ______________ to ______________

                       Commission file number 333-14355

                         Decatur First Bank Group, Inc.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Georgia                                      58-2254289
---------------------------------------    ------------------------------------
(State of Incorporation)                   (I.R.S. Employer Identification No.)

1120 Commerce Drive
Decatur, Georgia                                           30030
---------------------------------------    ------------------------------------
(Address of principal executive offices)                 (Zip Code)


                                  404-373-1000
                              -------------------
                               (Telephone Number)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   YES XX  NO
                                      ----   ----

              Common stock, par value $5 per share: 941,544 shares
                        outstanding as of April 29, 1998

                  Transitional Small Business Disclosure Format
                                   (check one)
                                 Yes      No  XX
                                     ----    ----

                         DECATUR FIRST BANK GROUP, INC.

                                     INDEX

                                                                                       Page No.
                                                                                       --------

PART I             FINANCIAL INFORMATION

      Item 1.      Financial Statements

                   Balance Sheet (unaudited) at March 31, 1998                               3

                   Statement of Operations (unaudited) for the Three
                     Months Ended March 31, 1998 and 1997                                    4

                   Statement of Cash Flows (unaudited) for the Three
                     Months Ended March 31, 1998 and 1997                                    5

                   Notes to Financial Statements (unaudited)                                 6

      Item 2.      Management's Discussion and Analysis of Financial Condition and
                     Results of Operations                                                   7

PART II.           OTHER INFORMATION

      Item 1.      Legal Proceedings                                                         8

      Item 2.      Changes in Securities                                                     8

      Item 3.      Defaults Upon Senior Securities                                           8

      Item 4.      Submission of Matters to a Vote of Security Holders                       8

      Item 5.      Other Information                                                         8

      Item 6.      Exhibits and Reports on Form 8-K                                          8


                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                         DECATUR FIRST BANK GROUP, INC.

                                 Balance Sheet

                                 March 31, 1998
                                  (Unaudited)

                                     Assets
                                     ------

Cash and due from banks                                            $  1,373,355
Federal funds sold                                                    5,410,000
                                                                   ------------

         Cash and cash equivalents                                    6,783,355

Investment securities available for sale                              9,195,398
Investment securities held to maturity                                2,396,078
Loans, net                                                            3,702,026
Premises and equipment, net                                             948,526
Accrued interest receivable and other assets                            282,463
                                                                   ------------

                                                                   $ 23,307,846
                                                                   ============

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Liabilities:
      Deposits:
         Noninterest-bearing                                       $  2,813,243
         Interest-bearing                                            11,633,364
                                                                   ------------

         Total deposits                                              14,446,607

      Accrued interest payable and other liabilities                    148,493
                                                                   ------------

         Total liabilities                                           14,595,100
                                                                   ============
Stockholders' equity:
      Common stock, $5 par value; authorized
         10,000,000 shares; issued and outstanding
         941,544 shares                                               4,707,720
      Additional paid-in capital                                      4,668,036
      Accumulated deficit                                              (647,095)
      Unrealized loss on securities available for sale, net of tax      (15,915)
                                                                   ------------

         Total stockholders' equity                                   8,712,746
                                                                   ------------

                                                                   $ 23,307,846
                                                                   ============

See accompanying notes to financial statements.

                         DECATUR FIRST BANK GROUP, INC.

                            Statement of Operations

               For the Three Months Ended March 31, 1998 and 1997
                                  (Unaudited)


                                                           1998         1997
                                                           ----         ----
Interest income:
      Interest and fees on loans                         $ 85,779        -
      Interest on federal funds sold                       59,522        -
      Investment securities                               155,093        -
                                                          -------      ------

      Total interest income                               300,394        -
                                                          -------      ------

Interest expense:
      Deposits                                             90,681        -
      Other borrowings                                       -          3,708
                                                          -------      ------

      Total interest expense                               90,681       3,708
                                                          -------      ------

      Net interest income (expense)                       209,713      (3,708)

Provision for loan losses                                  42,000        -
                                                          -------      ------
      Net interest income after provision
      for loan losses                                     167,713      (3,708)
                                                          -------      ------

Other income:
      Service charges on deposit accounts                  12,844        -
      Other operating income                                5,046        -
                                                          -------      ------

                Total other income                         17,890        -
                                                          -------      ------

Other expense:
      Salaries and other personnel expense                139,547      38,724
      Net occupancy and equipment expense                  44,799      17,546
      Other operating expense                             102,486      14,637
                                                          -------      ------

                Total other expense                       286,832      70,907
                                                          -------      ------

                Net loss                                 $101,229      74,615
                                                          =======      ======

Loss per common share based on average outstanding
   shares of 941,544 in 1998 and 1997:
      Net loss per share                                 $   0.11         0.08
                                                          =======      =======


See accompanying notes to financial statements.

                         DECATUR FIRST BANK GROUP, INC.

                            Statement of Cash Flows

               For the Three Months Ended March 31, 1998 and 1997
                                  (Unaudited)

                                                                                          1998             1997
                                                                                          ----             ----
Cash flows from operating activities:
     Net loss                                                                   $      (101,229)         (74,615)
         Adjustments to reconcile net loss to net
          cash provided by operating activities:
              Provision for loan losses                                                  42,000             -
              Depreciation, amortization and accretion                                   33,511             -
              Change in:
                Other                                                                   (34,238)         100,622
                                                                                     ----------       ----------

                 Net cash provided (used) by operating activities                       (59,956)          26,007
                                                                                     ----------       ----------

Cash flows from investing activities:
      Proceeds from sales, maturities and paydowns
           of investment securities held to maturity                                  1,190,000             -
      Purchases of investment securities held to maturity                              (500,000)            -
      Purchases of investment securities available for sale                          (3,712,000)            -
      Change in loans                                                                (2,212,826)            -
      Purchases of premises and equipment                                               (29,709)        (153,460)
      Payments for organization and offering costs                                         -             (36,979)
                                                                                     ----------       ----------

                 Net cash used by investing activities                               (5,264,535)        (190,439)
                                                                                     ----------       ----------

Cash flows from financing activities:
      Net change in deposits                                                          5,781,055             -
      Proceeds from note payable                                                           -             150,000
                                                                                     ----------       ----------

                 Net cash provided by financing activities                            5,781,055          150,000
                                                                                     ----------       ----------

Net change in cash and cash equivalents                                                 456,564          (14,432)

Cash and cash equivalents at beginning of the period                                  6,326,791           23,935
                                                                                     ----------       ----------

Cash and cash equivalents at end of period                                      $     6,783,355            9,503
                                                                                     ==========       ==========
Noncash investing activities:
      Change in unrealized loss on securities available for sale, net of tax    $       (12,417)            -

See accompanying notes to financial statements.

                         DECATUR FIRST BANK GROUP, INC.

                         Notes to Financial Statements
                                  (Unaudited)

(1)   Organization and Basis of Presentation
      --------------------------------------
      Decatur First Bank Group, Inc. (the Company), a bank holding company, owns 100% of the outstanding common stock of Decatur First Bank (the Bank), which operates in the Decatur, Georgia area. The Bank opened for business on September 2, 1997, and prior to that date activities of the Company were devoted solely to securing banking facilities, raising capital and procuring management and other personnel.

      The consolidated financial statements include the accounts of the Company and the Bank. All intercompany accounts and transactions have been eliminated in consolidation.

      The interim financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim period presented. All such adjustments are of a normal recurring nature. The results of operations for the period ended March 31, 1998 are not necessarily indicative of the results of a full year's operations.

      The accounting principles followed by the Company and the methods of applying these principles conform with generally accepted accounting principles (GAAP) and with general practices within the banking industry. In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ significantly from those estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in the near term include, but are not limited to, the determinations of the allowance for loan losses, the valuation of real estate acquired in connection with or in lieu of foreclosure on loans, and valuation allowances associated with deferred tax assets, the recognition of which are based on future taxable income.

Item 2.
                         DECATUR FIRST BANK GROUP, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

               For the Three Months Ended March 31, 1998 and 1997

Financial Condition

      Total assets at March 31, 1998 were $23,307,846 representing a $6,181,805 (35%) increase from December 31, 1997. Deposits increased $5,801,055 (67%) from December 31, 1997. Loans increased $2,212,826 (142%). The allowance for loan losses at March 31, 1998 totaled $74,000, representing 1.96% of total loans compared to December 31, 1997 totals of $32,000 which represented 2.05% of total loans. Cash and cash equivalents increased $456,564 from December 31, 1997.

      There were no related party loans or other loans which were considered nonperforming at March 31, 1998.

Results of Operations

      For the three months ended March 31, 1998, the Bank's yield on earning assets has been 6.81%. The cost of funding sources for the three month period ended March 31, 1998, was 3.85%. While net interest spread is 2.96%, net interest margin, which considers the effect of non-interest bearing deposits, was 4.76%.

Capital

      The following tables present Decatur First Bank Group, Inc.'s regulatory capital position at March 31, 1998:

      Risk-Based Capital Ratios
      -------------------------

      Tier 1 Tangible Capital, Actual                                   91.86%
      Tier 1 Tangible Capital minimum requirement                        4.00%
                                                                      -------

      Excess                                                            87.86%
                                                                      =======

      Total Capital, Actual                                             92.65%
      Total Capital minimum requirement                                  8.00%
                                                                      -------
      Excess                                                            84.65%
                                                                      =======

      Leverage Ratio
      --------------

      Tier 1 Tangible Capital to adjusted total assets
         ("Leverage Ratio")                                             42.27%

      Minimum leverage requirement                                       4.00%
                                                                      -------
      Excess                                                            38.27%
                                                                      =======

                         PART II.  OTHER INFORMATION

                        DECATUR FIRST BANK GROUP, INC.



Item 1.  Legal Proceedings
         -----------------
         None

Item 2.  Changes in Securities
         ---------------------
         None

Item 3.  Defaults Upon Senior Securities
         -------------------------------
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         None

Item 5.  Other Information
         -----------------
         None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
         None

                        DECATUR FIRST BANK GROUP, INC.

                                  SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   DECATUR FIRST BANK GROUP, INC.



                                   By:
                                        -----------------------------------
                                         Judy B. Turner
                                         President, Chief Executive Officer and
                                            Principal Accounting Officer


                                   Date:
                                        -----------------------------------