Form 10QSB
period 1998-06-30
DECATUR FIRST BANK GROUP INC
filed 1998-08-13
CIK 1024918

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 1998

                                      OR

            [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period from                 to
                                    ---------------    ----------------

                       Commission file number 333-14355

                        Decatur First Bank Group, Inc.
                        ------------------------------
            (Exact name of registrant as specified in its charter)

        Georgia                                          58-2254289
----------------------------------------   ------------------------------------
(State of Incorporation)                   (I.R.S. Employer Identification No.)

1120 Commerce Drive
Decatur, Georgia                                           30030
----------------------------------------   ------------------------------------
(Address of principal executive offices)                 (Zip Code)


                                 404-373-1000
                              ------------------
                              (Telephone Number)


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

             Common stock, par value $5 per share:  941,544 shares
                       outstanding as of  August 7, 1998

                 Transitional Small Business Disclosure Format
                                  (check one)
                                Yes       No   XX
                                    ----      ----

                        DECATUR FIRST BANK GROUP, INC.

                                     INDEX


                                                                        PAGE NO.
                                                                        --------

PART I        FINANCIAL INFORMATION

   Item 1.    Financial Statements

              Balance Sheet (unaudited) at June 30, 1998                       3

              Statement of Operations (unaudited) for the Three Months
              and the Six Months Ended June 30, 1998 and the Six
              Months Ended June 30, 1997                                       4

              Statement of Comprehensive Income for the Three Months and
              the Six Months Ended June 30, 1998 and the Six Months Ended
              June 30, 1997                                                    5

              Statement of Cash Flows (unaudited) for the Six
              Months Ended June 30, 1998 and 1997                              6

              Notes to Financial Statements (unaudited)                        7

   Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                        8

PART II.      OTHER INFORMATION

   Item 1.    Legal Proceedings                                                9

   Item 2.    Changes in Securities                                            9

   Item 3.    Defaults Upon Senior Securities                                  9

   Item 4.    Submission of Matters to a Vote of Security Holders              9

   Item 5.    Other Information                                                9

   Item 6.    Exhibits and Reports on Form 8-K                                 9

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                        DECATUR FIRST BANK GROUP, INC.

                                 Balance Sheet

                                 June 30, 1998
                                  (Unaudited)


Cash and due from banks                                           $ 1,121,704
Federal funds sold                                                  6,570,000
                                                                  -----------

            Cash and cash equivalents                               7,691,704

Investment securities available for sale                           12,042,024
Investment securities held to maturity                              2,396,272
Loans, net                                                          5,565,823
Premises and equipment, net                                           933,588
Accrued interest receivable and other assets                          368,593
                                                                  -----------

                                                                  $28,998,004
                                                                  ===========

                     Liabilities and Stockholders' Equity
                     ------------------------------------

Liabilities:
  Deposits:
    Noninterest-bearing                                           $ 4,549,629
    Interest-bearing                                               15,779,108
                                                                  -----------

            Total deposits                                         20,328,737

Accrued interest payable and other liabilities                         68,284
                                                                  -----------
            Total liabilities                                      20,397,021
                                                                  -----------

Stockholders' equity:
  Common stock, $5 par value; authorized
   10,000,000 shares; issued and outstanding
   941,544 shares                                                   4,707,720
  Additional paid-in capital                                        4,668,036
  Accumulated deficit                                                (763,312)
  Accumulated and comprehensive loss                                  (11,461)
                                                                  -----------

            Total stockholders' equity                              8,600,983
                                                                  -----------

                                                                  $28,998,004
                                                                  ===========

See accompanying notes to financial statements.

                        DECATUR FIRST BANK GROUP, INC.

                            Statement of Operations

          For the Three Months and the Six Months Ended June 30, 1998
                    and the Six Months Ended June 30, 1997
                                  (Unaudited)


                                     Three Months Ended      Six Months Ended
                                         June 1998         June 1998  June 1997
                                     ------------------    ---------  ----------

Interest income:
  Interest and fees on loans             $ 123,469           209,248         -
  Interest on federal funds sold            83,959           143,481     42,356
  Investment securities                    191,679           346,772         -
                                         ---------          --------   --------

        Total interest income              399,107           699,501     42,356
                                         ---------          --------   --------

Interest expense:
  Deposits                                 137,543           228,224         -
  Other borrowings                              -                 -      15,130
                                         ---------          --------   --------

        Net interest income                261,564           471,277     27,226

Provision for loan losses                   38,000            80,000         -
                                         ---------          --------   --------
        Net interest income after
         provision for loan losses         223,564           391,277     27,226
                                         ---------          --------   --------

Other income:
  Service charges on deposit accounts       22,305            35,149         -
  Other operating income                     8,889            13,935         -
                                         ---------          --------   --------

        Total other income                  31,194            49,084         -
                                         ---------          --------   --------

Other expense:
  Salaries and other personnel expense     176,123           315,670     93,024
  Net occupancy and equipment expense       46,167            90,966     32,119
  Other operating expense                  148,685           251,171     68,150
                                         ---------          --------   --------

        Total other expense                370,975           657,807    193,293
                                         ---------          --------   --------

        Net loss                         $(116,217)         (217,446)  (166,067)
                                         =========          ========   ========

Loss per common share based on average
 outstanding shares of 941,544

        Net loss per share               $   (0.12)            (0.23)     (0.18)
                                         =========          ========   ========



See accompanying notes to financial statements.

                        DECATUR FIRST BANK GROUP, INC.

                       Statement of Comprehensive Income

          For the Three Months and the Six Months Ended June 30, 1998
                    and the Six Months Ended June 30, 1997


                                          Three Months Ended  Six Months Ended
                                              June 1998      June 1998 June 1997
                                          ------------------ --------- ---------

Net loss                                      $(116,217)     (217,446) (166,067)
Other comprehensive income, net of tax:
  Unrealized gains (losses) on investment
   securities available-for-sale:
    Unrealized gains (losses) arising
     during the period                            4,454        (7,963)       -
    Less: Reclassification adjustment for
     gains included in net earnings                  -             -         -
                                              ---------      --------  --------

Other comprehensive income                        4,454        (7,963)       -
                                              ---------      --------  --------

Comprehensive income loss                      (111,763)     (225,409) (166,067)
                                              =========      ========  ========




See accompanying notes to financial statements.

                        DECATUR FIRST BANK GROUP, INC.

                           Statements of Cash Flows

                For the Six Months Ended June 30, 1998 and 1997
                                  (Unaudited)

                                                            1998        1997
                                                         ----------  ----------
Cash flows from operating activities:
  Net loss                                            $   (217,446)   (166,067)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
    Provision for loan losses                               80,000          -
    Depreciation, amortization and accretion                59,497          -
    Change in:
      Other                                               (200,577)     95,930
                                                      ------------    --------

          Net cash used by operating activities           (278,526)    (70,137)
                                                      ------------    --------

Cash flows from investing activities:
  Proceeds from sales, maturities and paydowns             940,000          -
   of investment securities held to maturity
  Purchases of investment securities held to
   maturity                                               (500,000)         -
  Purchases of investment securities available
   for sale                                             (6,314,552)         -
  Change in loans                                       (4,114,623)         -
  Purchases of premises and equipment                      (30,571)   (546,389)
                                                      ------------    --------

          Net cash used by investing activities        (10,019,746)   (546,389)
                                                      ------------    --------

Cash flows from financing activities:
  Net change in deposits                                11,663,185          -
  Proceeds from note payable                                    -      675,000
                                                      ------------    --------
          Net cash provided by financing activities     11,663,185     675,000
                                                      ------------    --------

Net change in cash and cash equivalents                  1,364,913      58,474

Cash and cash equivalents at beginning of the period     6,326,791      23,935
                                                      ------------    --------

Cash and cash equivalents at end of period            $  7,691,704      82,409
                                                      ============    ========

Noncash investing activities:
  Change in unrealized loss on securities available
   for sale, net of tax                                     (7,963)         -



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

    The interim financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim period presented. All such adjustments are of a normal recurring nature. The results of operations for the period ended June 30, 1998 are not necessarily indicative of the results of a full year's operations.

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

Item 2.

                        DECATUR FIRST BANK GROUP, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                    For the Six Months Ended June 30, 1998

FINANCIAL CONDITION

   Total assets at June 30, 1998 were $28,998,000 representing a $11,372,000 (65%) increase from December 31, 1997. Deposits increased $11,663,000 (135%) from December 31, 1997. Loans increased $4,035,000 (264%). The allowance for loan losses at June 30, 1998 totaled $112,000, representing 2% of total loans compared to December 31, 1997 totals of $32,000 which represented 2.05% of total loans. Cash and cash equivalents increased $1,365,000 from December 31, 1997.

   There were no related party loans or other loans which were considered nonperforming at June 30, 1998.

RESULTS OF OPERATIONS

   For the six months ended June 30, 1998, the Bank's yield on earning assets has been 6.73%. The cost of funding sources for the six month period ended June 30, 1998, was 3.93%. While net interest spread is 2.80%, net interest margin, which considers the effect of non-interest bearing deposits, was 4.53%.

CAPITAL

   The following tables present Decatur First Bank Group, Inc.'s regulatory capital position at June 30, 1998:

   Risk-Based Capital Ratios
   -------------------------

   Tier 1 Tangible Capital, Actual                     71.06%
   Tier 1 Tangible Capital minimum requirement          4.00%
                                                       -----

   Excess                                              67.06%
                                                       =====

   Total Capital, Actual                               71.99%
   Total Capital minimum requirement                    8.00%
                                                       -----

   Excess                                              63.99%
                                                       =====


  Leverage Ratio
  --------------

   Tier 1 Tangible Capital to adjusted total assets
    ("Leverage Ratio")                                 32.44%

   Minimum leverage requirement                         4.00%
                                                       -----

   Excess                                              28.44%
                                                       =====

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



Item 1.  Legal Proceedings
         -----------------
         None

Item 2.  Changes in Securities
         ---------------------
         None

Item 3.  Defaults Upon Senior Securities
         -------------------------------
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         a. The 1998 Annual Meeting of Shareholders was held on May 11, 1998.

         b. Election of directors
            The shareholders voted 520,824 shares in the affirmative, for the election of the 13 directors for staggered terms of one, two and three years for the Company.

         c. The shareholders voted 514,124 shares in the affirmative and 700 shares in the negative, with 6,100 shares abstaining for the approval of the Decatur First Bank Group, Inc. 1997 Stock Incentive Plan.

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

                                      DECATUR FIRST BANK GROUP, INC.



                                      By: /s/ Judy B. Turner
                                          ----------------------------------
                                          Judy B. Turner
                                          President, Chief Executive Officer and
                                            Principal Accounting Officer


                                      Date:
                                            ---------------------------------