Form 10QSB
period 1998-09-30
DECATUR FIRST BANK GROUP INC
filed 1998-11-13
CIK 1024918

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1998

                                       OR

            [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period from __________ to __________

                        Commission file number 333-14355

                         Decatur First Bank Group, Inc.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

       Georgia                                                 58-2254289
------------------------                               ------------------------
(State of Incorporation)                                   (I.R.S. Employer
                                                           Identification No.)

1120 Commerce Drive
Decatur, Georgia                                                 30030
------------------------                               ------------------------
(Address of principal executive offices)                       (Zip Code)


                                 404-373-1000
                           ------------------------
                              (Telephone Number)


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

             Common stock, par value $5 per share:   941,544 shares
                       outstanding as of November 9, 1998

                 Transitional Small Business Disclosure Format
                                  (check one)
                                  Yes       No  XX
                                      ----     ----

                        DECATUR FIRST BANK GROUP, INC.

                                     INDEX

                                                                        Page No.
                                                                        --------

PART I        FINANCIAL INFORMATION

   Item 1.    Financial Statements

              Balance Sheet (unaudited) at September 30, 1998              3

              Statement of Operations (unaudited) for the Three Months
              and the Nine Months Ended September 30, 1998                 4

              Statement of Comprehensive Income (unaudited) for the
              Three Months and the Nine Months Ended September 30, 1998    5

              Statement of Cash Flows (unaudited) for the Nine
              Months Ended September 30, 1998                              6

              Notes to Financial Statements (unaudited)                    7

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          8

PART II.      OTHER INFORMATION

   Item 1.    Legal Proceedings                                            9

   Item 2.    Changes in Securities                                        9

   Item 3.    Defaults Upon Senior Securities                              9

   Item 4.    Submission of Matters to a Vote of Security Holders          9

   Item 5.    Other Information                                            9

   Item 6.    Exhibits and Reports on Form 8-K                             9



This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements appear in a number of places in this Report and include all statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations; (iii) the Company's growth strategy and operating strategy; and (iv) the declaration and payment of dividends. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein and those factors discussed in detail in the Company's filings with the Securities and Exchange Commission.

                        PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


                        DECATUR FIRST BANK GROUP, INC.
                                 Balance Sheet
                              September 30, 1998
                                  (Unaudited)



                                    Assets
                                    ------
Cash and due from banks                                            $ 1,709,132
Federal funds sold                                                   3,630,000
                                                                   -----------

      Cash and cash equivalents                                      5,339,132

Investment securities available for sale                            15,503,558
Investment securities held to maturity                               1,596,812
Loans, net                                                           7,210,960
Premises and equipment, net                                            949,025
Accrued interest receivable and other assets                           351,977
                                                                   -----------

                                                                   $30,951,464
                                                                   ===========

                     Liabilities and Stockholders' Equity
                     ------------------------------------

Liabilities:
  Deposits:
    Noninterest-bearing                                            $ 4,755,256
    Interest-bearing                                                17,474,524
                                                                   -----------

      Total deposits                                                22,229,780

Accrued interest payable and other liabilities                         102,567
                                                                   -----------

      Total liabilities                                             22,332,347
                                                                   -----------

Stockholders' equity:
  Preferred stock, no par value, 2,000,000 shares
    authorized, no shares issued and outstanding                            -
  Common stock, $5 par value; authorized
    10,000,000 shares; issued and outstanding
    941,924 shares                                                   4,709,620
  Additional paid-in capital                                         4,669,936
  Accumulated deficit                                                 (901,819)
  Unrealized gain on securities available for sale                     141,380
                                                                   -----------

      Total stockholders' equity                                     8,619,117
                                                                   -----------

                                                                   $30,951,464
                                                                   ===========

See accompanying notes to financial statements.

                        DECATUR FIRST BANK GROUP, INC.

                            Statement of Operations

       For the Three Months and the Nine Months Ended September 30, 1998
                 and the Nine Months Ended September 30, 1997
                                  (Unaudited)



                                                                   Three Months Ended          Nine Months Ended
                                                                     September 1998     September 1998     September 1997
                                                                    -----------------  -----------------  -----------------
Interest income:
  Interest and fees on loans                                           $ 163,376            372,624              2,485
  Interest on federal funds sold                                          51,289            194,770             51,262
  Investment securities                                                  229,461            576,233            120,446
                                                                       ---------         ----------          ---------

      Total interest income                                              444,126          1,143,627            174,193
                                                                       ---------         ----------          ---------

Interest expense:
  Deposits                                                               163,666            391,890              3,188
  Other borrowings                                                            -                  -              21,887
                                                                       ---------         ----------          ---------

      Net interest income (expense)                                      280,460            751,737            149,118

Provision for loan losses                                                 63,800            143,800              5,400
                                                                       ---------         ----------          ---------
       Net interest income after provision
        for loan losses                                                  216,660            607,937            143,718
                                                                       ---------         ----------          ---------

Other income:
  Service charges on deposit accounts                                     33,045             68,194                 -
  Gain on sale of loans                                                   33,954             33,954                 -
  Other operating income                                                  14,735             28,670              1,497
                                                                       ---------         ----------          ---------

      Total other income                                                  81,734            130,818              1,497
                                                                       ---------         ----------          ---------

Other expense:
  Salaries and other personnel expense                                   202,252            517,922            197,227
  Net occupancy and equipment expense                                     45,852            136,818             51,602
  Other operating expense                                                188,797            439,968            164,982
                                                                       ---------         ----------          ---------

      Total other expense                                                436,901          1,094,708            413,811
                                                                       ---------         ----------          ---------

      Net loss                                                         $(138,507)          (355,953)          (268,596)
                                                                       =========         ==========          =========

Loss per common share:
      Average common shares outstanding                                 (941,552)          (941,547)           941,544

      Net loss per share                                               $   (0.15)             (0.38)             (0.29)
                                                                       =========         ==========          =========

See accompanying notes to financial statements.

                        DECATUR FIRST BANK GROUP, INC.

                       Statement of Comprehensive Income

       For the Three Months and the Nine Months Ended September 30, 1998
                 and the Nine Months Ended September 30, 1997


                                                       Three Months Ended                   Nine Months Ended
                                                         September 1998           September 1998         September 1997
                                                    -------------------------  ---------------------  ---------------------

Net loss                                                  $(138,507)                 (355,953)              (268,596)
Other comprehensive income, net of tax:
  Unrealized gains (losses) on investment
    securities available-for-sale:
      Unrealized gains (losses) arising
        during the period                                   153,291                  (144,878)                 1,043
      Less: Reclassification adjustment
        for gains included in net earnings                       -                         -                      -
                                                          ---------                 ---------             ----------

Other comprehensive income                                  153,291                  (144,878)                 1,043
                                                          ---------                 ---------             ----------

Comprehensive income (loss)                                  14,784                  (211,075)              (267,553)
                                                          =========                 =========             ==========



See accompanying notes to financial statements.

                        DECATUR FIRST BANK GROUP, INC.

                           Statements of Cash Flows

             For the Nine Months Ended September 30, 1998 and 1997
                                  (Unaudited)

                                                                                           1998             1997
                                                                                       ------------      -----------
Cash flows from operating activities:
  Net loss                                                                             $   (355,953)        (268,608)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Provision for loan losses                                                             143,800            5,400
      Provision for stock awards                                                              3,800               -
      Depreciation, amortization and accretion                                               94,679               -
      Change in:
        Other                                                                              (149,678)         (64,171)
                                                                                       ------------      -----------

          Net cash used by operating activities                                            (263,352)        (327,379)
                                                                                       ------------      -----------

Cash flows from investing activities:
  Proceeds from maturities and paydowns                                                   2,240,000               -
    of investment securities
  Purchases of investment securities held to maturity                                            -        (3,287,801)
  Purchases of investment securities available for sale                                 (10,639,552)      (1,853,474)
  Change in loans                                                                        (5,823,560)        (262,661)
  Purchases of premises and equipment                                                       (65,423)        (802,061)
                                                                                       ------------      -----------

          Net cash used by investing activities                                         (14,288,535)      (6,205,997)
                                                                                       ------------      -----------

Cash flows from financing activities:
  Net change in deposits                                                                 13,564,228        2,024,674
  Proceeds from sale of common stock                                                             -         9,375,756
  Redemption of organizational share                                                             -               (10)
  Proceeds from note payable                                                                     -          (200,000)
                                                                                       ------------      -----------

          Net cash provided by financing activities                                      13,564,228       11,200,420
                                                                                       ------------      -----------

Net change in cash and cash equivalents                                                    (987,659)       4,667,044

Cash and cash equivalents at beginning of the period                                      6,326,791           23,935
                                                                                       ------------      -----------

Cash and cash equivalents at end of period                                             $  5,339,132        4,690,979
                                                                                       ============      ===========

Noncash investing activities:
  Change in unrealized loss on securities available for sale, net of tax                     144,878           1,043


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

     The interim financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim period presented. All such adjustments are of a normal recurring nature. The results of operations for the period ended September 30, 1998 are not necessarily indicative of the results of a full year's operations.

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

                        DECATUR FIRST BANK GROUP, INC.

Item 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                 For the Nine Months Ended September 30, 1998

FINANCIAL CONDITION

   Total assets at September 30, 1998 were $30,951,000 representing a $13,325,000 (76%) increase from December 31, 1997. Deposits increased $13,564,000 (157%) from December 31, 1997. Loans increased $5,680,000 (371%).
The allowance for loan losses at September 30, 1998 totaled $171,724, representing 2.33% of total loans compared to December 31, 1997 totals of $32,000 which represented 2.05% of total loans. Cash and cash equivalents decreased $988,000 from December 31, 1997.

   There were no related party loans or other loans which were considered nonperforming at September 30, 1998.

RESULTS OF OPERATIONS

   For the nine months ended September 30, 1998, the Bank's yield on earning assets has been 6.62%. The cost of funding sources for the nine month period ended September 30, 1998, was 3.96%. While net interest spread is 2.66%, net interest margin, which considers the effect of non-interest bearing deposits, was 4.35%.

   Additionally, during the quarter ended September 30, 1998, the Company wrote off the remaining balance of its organization costs associated with the initial start-up of the Company in compliance with Statement of Position 98-5. The total charge taken during the three months ended September 30, 1998 was $67,000, with $75,000 being recognized year-to-date.

CAPITAL

   The following tables present Decatur First Bank Group, Inc.'s regulatory capital position at September 30, 1998:

   Risk-Based Capital Ratios
   -------------------------

   Tier 1 Tangible Capital, Actual                     61.39%
   Tier 1 Tangible Capital minimum requirement          4.00%
                                                       -----
   Excess                                              57.39%
                                                       =====

   Total Capital, Actual                               62.64%
   Total Capital minimum requirement                    8.00%
                                                       -----

   Excess                                              54.64%
                                                       =====


  Leverage Ratio
  --------------

   Tier 1 Tangible Capital to adjusted total assets
    ("Leverage Ratio")                                 28.36%

   Minimum leverage requirement                         4.00%
                                                       -----

   Excess                                              24.36%
                                                       =====

Item 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS, CONTINUED

                  For the Nine Months Ended September 30, 1998


YEAR 2000

The Company utilizes and is dependent upon data processing systems and software to conduct its business. The approach of the Year 2000 presents a problem in that many computer programs have been written using two digits rather than four to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the Year 2000. For example, computer systems may compute payment, interest, delinquency or other figures important to the operations of the Company based on the wrong date. This could result in internal system failure or miscalculation, and also creates risk for the Company from third parties with whom the Company deals on financial transactions.

The FDIC has issued guidelines for insured financial institutions with respect to Year 2000 compliance. The Company has developed a Year 2000 Readiness plan based in part on the guidelines and timetables issued by the FDIC. The Company's Readiness plan focuses on four primary areas: (1) service providers,
(2) in-house computers and systems located at the Bank's office, (3) third-party and customer relationships, and (4) contingency planning. The Company has designated a Year 2000 Committee, headed by its Cashier/Chief Operating Officer who is making Year 2000 readiness assessments and remediation where necessary. The Company has also established a Year 2000 Steering Committee consisting of its President/CEO and three additional Board members to monitor activities and to offer support and guidance.

Service Providers. The Company has identified all mission critical service providers. Of the four considered critical, the Company has a detailed plan written to facilitate testing of mutually transmitted information for three of them. As to the fourth, the Company has elected to change to a data processing company that is well established and is currently using software designated as compliant. Conversion to this company is scheduled to occur during the first quarter of 1999. A written testing plan for this company should be completed before year-end 1998.

The Company is actively communicating with and monitoring the progress of all providers and vendors to assess the impact of Year 2000 issues on their companies and their ability to provide products and services. The Company will consider new business relationships with alternate providers or vendors if necessary.

The Company has contracted with a well-known and respected CPA firm to act as the third party review of all test results. These CPAs will evaluate the technical information in these results and offer informed suggestions and or recommendations.

In-house Computers and Systems. The Company has performed a comprehensive inventory of all equipment, to include the vaults, computers and systems, such as security, telephone, heating and air conditioning. The computers were tested using software designed for that purpose as compliant. The Company contacted the vendors of its equipment and systems and during testing did not identify any embedded microchips to be century date sensitive.

Third Party and Customer Relationships. The Company is attempting to maintain communication with suppliers and vendors to determine the impact of such third parties' failure to remediate their own Year 2000 issues. These third parties include other financial institutions, office supply vendors and telephone, electric and other utility companies. The Company is encouraging its customers to conduct their own Year 2000 assessment and take appropriate steps to become Year 2000 compliant.

The Company has completed an assessment of its depository and loan relationship customers. This assessment process has been adopted as on going and is a required procedure in the underwriting of any commercial loan. Additionally, the Company encourages its larger and commercial borrowers to assess the potential impact of Year 2000 on them and their ability to remain current on loan repayments.

Item 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS, CONTINUED


YEAR 2000, CONTINUED

Contingency Plans. As part of the Company's normal business practice, it maintains contingency plans to follow in the event of emergency situations, some of which could arise from Year 2000-related problems. The Company is formulating a detailed Year 2000 contingency plan, which will assess several possible scenarios to which the Company may be required to react. The Company's formal Year 2000 contingency plan is expected to be completed by the end of first quarter 1999.

Financial Implications. The Company believes that, since the majority of its equipment is relatively new, the Year 2000 problem will not pose significant internal operational problems or generate material additional expenditures. Maintenance, testing and modification costs will be expensed as incurred. The Company does not expect the amounts required to be expensed to resolve Year 2000 issues to have a material effect on its financial position or results of operations. The Company currently estimates that the costs of assessing, testing and remediation of Year 2000 issues will total approximately $50,000. The anticipated costs associated with the Company's Year 2000 compliance program do not include time and costs that may be incurred as a result of any potential failure of third parties to become Year 2000 compliant or costs to implement the Company's contingency plans.

Potential Risks. The Year 2000 issue presents a number of risks to the business and financial condition of the Company and the Bank. External factors, which include but are not limited to electric, telephone and water service, are beyond the control of the Company and the failure of such systems could have a negative impact on the Company, its customers and third parties on whom the Company relies for its day-to-day operations. The business of many of the Company's customers may be negatively affected by the Year 2000 issue, and any financial difficulties incurred by the Company's customers in connection with the century change could negatively affect such customers' ability to repay loans to the Company. The failure of the Bank's computer system or applications or those operated by customers or third parties could have a material adverse effect on the Company's results of operations and financial condition.

The foregoing are forward-looking statements reflecting management's current assessment and estimates with respect to the Company's Year 2000 compliance efforts and the impact of Year 2000 issues on the Company's business and operations. Various factors could cause actual plans and results to differ materially from those contemplated by such assessments, estimates and forward-looking statements, many of which are beyond the control of the company. Some of these factors include, but are not limited to representations by the Company's vendors, providers, counterparties, technological advances, economic considerations and consumer perceptions. The Company's Year 2000 compliance program is an ongoing process involving continual evaluation and may be subject to change in response to new developments.

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



Item 1.  Legal Proceedings
         -----------------
         None

Item 2.  Changes in Securities
         ---------------------
         None

Item 3.  Defaults Upon Senior Securities
         -------------------------------
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         None

Item 5.  Other Information
         -----------------
         Pursuant to Rule 14a-4(c)(1) promulgated under the Securities Exchange Act of 1934, as amended, shareholders desiring to present a proposal for consideration at the Company's 1999 Annual Meeting of Shareholders must notify the Company in writing at its principal office at 1120 Commerce Drive, Decatur, Georgia 30030 of the contents of such proposal no later than February 20, 1999. Failure to timely submit such a proposal will enable the proxies appointed by management to exercise there discretionary voting authority when the proposal is raised at the Annual Meeting of Shareholders without any discussion of the matter in the proxy statement.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
         None

                        DECATUR FIRST BANK GROUP, INC.

                                  SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      DECATUR FIRST BANK GROUP, INC.



                                      By: /s/ Judy B. Turner
                                          ---------------------------
                                          Judy B. Turner
                                          President, Chief Executive Officer and
                                           Principal Accounting Officer


                                      Date: November 12, 1998
                                            -------------------------