Form 10KSB
period 1998-12-31
DECATUR FIRST BANK GROUP INC
filed 1999-03-31
CIK 1024918

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ----------------------
                                  FORM 10-KSB

(Mark One)

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For fiscal year ended DECEMBER 31, 1998
                      -----------------

[_] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ______________to _______________

     Commission file number      000-24139
                            --------------

                        DECATUR FIRST BANK GROUP, INC.
                        ------------------------------
                (Name of Small Business Issuer in Its Charter)

               GEORGIA                                 58-2254289
----------------------------------------   -----------------------------------
   (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
   Incorporation or Organization)

1120 COMMERCE DRIVE, DECATUR, GEORGIA                    30030
----------------------------------------   -----------------------------------
(Address of Principal Executive Offices)               (Zip Code)

             404-373-1000
----------------------------------------
(Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:   NONE.

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, NO PAR VALUE.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for past 90 days.  Yes  X      No ____
                                                           ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or a information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

State issuer's revenues for its most recent fiscal year:  $1,826,554
                                                          ----------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: $7,388,401 AS OF FEBRUARY 25, 1999.
                                         ----------------------------------

                   APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 941,924 AS OF MARCH 25, 1999.
                                                  ----------------------------

     Transitional Small Business Disclosure format (check one):  Yes ____
No X
  ---

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1998 are incorporated by reference into Part I and II. Portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held April 27, 1999, are incorporated by reference into Part III.

                               TABLE OF CONTENTS

PART I    .........................................................................................   1

ITEM 1.   DESCRIPTION OF BUSINESS..................................................................   1

ITEM 2.   DESCRIPTION OF PROPERTIES................................................................   7

ITEM 3.   LEGAL PROCEEDINGS........................................................................   8

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................................   8

PART II   .........................................................................................   8

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND

          RELATED STOCKHOLDER MATTERS..............................................................   8

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS....   8

ITEM 7.   FINANCIAL STATEMENTS.....................................................................   9

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.....   9

PART III  .........................................................................................   9

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL

          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT...............................   9

ITEM 10.  EXECUTIVE COMPENSATION...................................................................   9

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

          MANAGEMENT...............................................................................   10

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........................................   10

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K..................................................   10

                                    PART I


ITEM 1.   DESCRIPTION OF BUSINESS

                                  THE COMPANY

     The Company was incorporated as a Georgia business corporation on August 2, 1996, and became a bank holding company by acquiring all of the Common Stock of Decatur First Bank (the "Bank"). The Bank is the only subsidiary of the Company.

     The Company was organized to facilitate the Bank's ability to serve its customers' requirements for financial services. The holding company structure provides flexibility for expansion of the Company's banking business through the possible acquisition of other financial institutions and the provision of additional banking-related services that a traditional commercial bank may not provide under present laws. For example, banking regulations require the Bank to maintain a minimum ratio of capital to assets. In the event that the Bank's growth prevents it from maintaining this minimum ratio, the Company may borrow funds, subject to capital adequacy guidelines of the Federal Reserve and contribute them to the capital of the Bank and otherwise raise capital in a manner unavailable to the Bank under the existing banking regulations.

     The Company has no present plans to acquire any additional operating subsidiaries. The Company may, however, make additional acquisitions in the future in the event that the acquisitions are deemed to be in the best interests of the Company and its shareholders. Such acquisitions, if any, will be subject to certain regulatory approvals and requirements. See "Supervision and Regulation--General."

                                   THE BANK

GENERAL

     The Bank began business in the third quarter of 1997 as a full-service commercial bank. The Bank offers personal and business checking accounts, interest-bearing checking accounts, savings accounts and various types of certificates of deposit. The Bank also offers installment loans, real estate loans, construction loans, second mortgage loans, commercial and Small Business Administration loans and home equity lines of credit. In addition, the Bank provides such services as official bank checks and money orders, Mastercard credit cards, safe deposit box, traveler's checks, bank-by-mail, direct deposit of payroll and Social Security checks and U.S. Savings Bonds.

PHILOSOPHY

     The philosophy of the Bank's management is to emphasize prompt and responsive personal service to residents of Decatur, Georgia, as well as other communities located in DeKalb County, in order to attract customers and acquire market share controlled by other financial institutions in the Bank's market area. Management believes that the Bank offers residents of Decatur and surrounding counties the benefits associated with a locally owned and managed community bank. Management has implemented an active call program, by which officers and directors promote these efforts by personally describing the products, services and philosophy of the Bank to both existing customers and new business prospects. The Bank's directors are active members in the Decatur community and their continued active community involvement provides them with an opportunity to promote the Bank and its products and services.

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

     The Bank's legal lending limits are 15% of its statutory capital base for unsecured loans and 25% of its statutory capital base for secured loans. The Bank's statutory capital base is determined by the sum of its common stock, paid-in capital, appropriated retained earnings, and capital debt, or the amount of net assets of the Bank, whichever is the lower amount. As of December 31, 1998, the Bank's legal lending limits were approximately $1,253,445 for unsecured loans and approximately $2,089,074 for secured loans. While the Bank generally employs more conservative lending limits, the Board of Directors has discretion to lend up to the legal lending limits as described above.

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

     DEPOSITS. The Bank offers a wide range of commercial and consumer deposit accounts, including checking accounts, money market accounts, a variety of certificates of deposit, and IRA accounts. The Bank employs an aggressive marketing plan in the overall service area, a broad product line, and competitive services as its primary means to attract deposits. The primary sources of deposits are residents of, and businesses and their employees located in, the Bank's market area. Deposits are obtained through personal solicitation by the Bank's officers and directors, direct mail solicitations and advertisements published in the local media. Deposits are generated by offering a broad array of competitively priced deposit services, including demand deposits, regular savings accounts, money market deposits (transaction and investment), certificates of deposit, retirement accounts, and other deposit or funds transfer services which may be permitted by law or regulation and which may be offered to remain competitive in the market.

     ASSET AND LIABILITY MANAGEMENT. The Bank manages its assets and liabilities to provide an optimum and stable net interest margin, a profitable after-tax return on assets and return on equity, and adequate liquidity. These management functions are conducted within the framework of written loan and investment policies adopted by the Bank. The Bank attempts to maintain a balanced position between rate sensitive assets and rate sensitive liabilities. Specifically, it charts assets and liabilities on a matrix by maturity, effective duration, and interest adjustment period, and endeavors to manage any gaps in maturity ranges.

                                   EMPLOYEES

     At December 31, 1998, the Company employed 14 full-time employees. The Company considers its relationship with its employees to be excellent.

                          SUPERVISION AND REGULATION

     The following discussion describes the material elements of the regulatory framework that applies to banks and bank holding companies and provides certain specific information related to the Company.

GENERAL

     The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, as currently in effect. As a result, the Company and any future non-bank subsidiaries the Company establishes is and will be subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve.

     The Bank Holding Company Act requires every bank holding company to obtain the Federal Reserve's prior approval before: (1) it may acquire direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank's voting shares; (2) it or any of its non-bank subsidiaries may acquire all or substantially all of the assets of any bank; or
(3) it may merge or consolidate with any other bank holding company.

     The Bank Holding Company Act also provides that the Federal Reserve may not approve any transaction that would result in or tend to create a monopoly, substantially lessen competition or otherwise function as a restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve's consideration of financial resources generally focuses on capital adequacy, which is discussed below.

     The Company and any other bank holding company located in Georgia may acquire a bank located in any other state, and any bank holding company located outside of Georgia may acquire any Georgia-based bank, regardless of state law to the contrary. In either case, certain deposit-percentage, aging requirements, and other restrictions apply. National and state-chartered banks may branch across state lines by acquiring banks in other states. By adopting legislation prior to June 1, 1997, a state could elect either to "opt in" and accelerate the date after which interstate branching would be permissible or "opt out" and prohibit interstate branching altogether. The Georgia Interstate Banking Act provides that interstate acquisitions by or of institutions located in Georgia are permitted in states that also allow national interstate acquisitions. The Georgia Interstate Branching Act permits Georgia-based banks and bank holding companies owning or acquiring banks outside of Georgia and all non-Georgia banks and bank holding companies owning or acquiring banks in Georgia to merge any lawfully acquired bank into an interstate branch network. The Georgia Interstate Branching Act also allows banks to establish new branches throughout Georgia.

     The Bank Holding Company Act generally prohibits the Company from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries. The Bank Holding Company Act also prohibits the Company from acquiring or keeping direct or indirect control of any company engaged in any activities other than those activities that the Federal Reserve determines to be closely related to banking or managing or controlling banks. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the activity reasonably can be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. For example, the Federal Reserve has determined that factoring accounts receivable, acquiring or servicing loans, leasing personal property, conducting discount securities brokerage activities, performing certain data processing services, acting as agent or broker in selling credit life insurance and certain other types of insurance in connection with credit transactions, and performing certain insurance underwriting activities are permissible activities of bank holding companies. The Bank Holding Company Act does not place territorial limitations on permissible non-banking activities of bank holding companies. Despite prior approval, the Federal Reserve may order a holding company or its subsidiaries to terminate any activity or ownership or control of any subsidiary when it has reasonable cause to believe that the holding company's continued activity, ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiaries.

     The Bank's deposits are insured by the FDIC to the maximum extent provided by law. The Bank is also be subject to numerous state and federal statutes and regulations that affect its business, activities and operations, and it is supervised and examined by one or more state or federal bank regulatory agencies.

     The FDIC and the Georgia Department of Banking and Finance regularly examine the operations of the Bank and have the authority to approve or disapprove mergers, the establishment of branches, and similar corporate actions. Both regulatory agencies also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

PAYMENT OF DIVIDENDS

     The Company is a legal entity separate and distinct from the Bank. The principal source of the Company's cash flow, including cash flow to pay dividends to its shareholders, is dividends that the Bank pays to the Company. Statutory and regulatory limitations apply to the Bank's payment of dividends to the Company as well as to the Company's payment of dividends to its shareholders.

     If, in the opinion of the federal banking regulator, the Bank were engaged in or about to engage in an unsafe or unsound practice, the federal banking regulator could require, after notice and a hearing, that the Bank cease and desist from its practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See "--Prompt Corrective Action" below.

     Under the dividend restrictions imposed by federal and state law and the conditions included in the Georgia Department of Banking and Finance's approval of the Bank's Charter application, at December 31, 1998, the Bank could not declare dividends to the Company.

     The payment of dividends by the Company and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

CAPITAL ADEQUACY

     The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve in the case of the Company and the appropriate federal banking regulator in the case of the Bank. The Federal Reserve has established two basic measures of capital adequacy for bank holding companies -- a risk-based measure and a leverage measure. A bank holding company must satisfy all applicable capital standards to be considered in compliance.

     The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

     The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. At least one-half of total capital must comprise common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets. This portion of total capital is referred to as Tier 1 Capital. The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves and is referred to as Tier 2 Capital. At December 31, 1998, the Company's consolidated ratio of total capital to risk-weighted assets was 47.6% and its consolidated ratio of Tier 1 Capital to risk-weighted assets was 46.5%.

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet the specified criteria including having the highest regulatory rating. All other bank holding companies generally are required to maintain a leverage ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. The Company's leverage ratio at December 31, 1998 was 24.2%. The guidelines also provide that bank holding companies experiencing internal growth, or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a bank holding company's Tier 1 Capital leverage ratio, after deducting all intangibles, and other indicators of capital strength in evaluating proposals for expansion or new activities.

     The Bank is subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies. In addition, as a condition to granting the Bank's charter, the Georgia Department of Banking and Finance requires the Bank to maintain a Tier 1 Capital to assets ratio of at least 8% for the first three years of the Bank's operation.

     Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including the issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and certain other restrictions on its business. As described below, substantial additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements. See "--Prompt Corrective Action."

SUPPORT OF SUBSIDIARY INSTITUTIONS

     Under Federal Reserve policy, the Company is expected to act as a source of financial strength for, and to commit resources to support, the Bank. This support may be required at times when, without this Federal Reserve policy, the Company might not be inclined to provide it. In addition, any capital loans by a bank holding company to its subsidiary bank will be repaid only after its deposits and certain other indebtedness are repaid in full. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a banking subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

PROMPT CORRECTIVE ACTION

     The Federal Deposit Insurance Corporation Improvement Act of 1991 established a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized), and are required to take certain mandatory supervisory actions, and are authorized to take other discretionary actions, relating to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

     An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to certain limitations. The controlling holding company's obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches, or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. In addition, the appropriate federal banking agency may treat an undercapitalized institution in the same manner as it treats a significantly undercapitalized institution, if it determines that those actions are necessary.

     At December 31, 1998, the Bank's capital level placed it in the well capitalized category.

FDIC INSURANCE ASSESSMENTS

     The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. The FDIC determines an institution's insurance assessment rate based on the institution's capital category and supervisory category. Under the risk-based assessment system, there are nine combinations of capital groups and supervisory subgroups to which different assessment rates are applied. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup.

     Effective January 1, 1997, the FDIC imposed assessments to help repay the $780 million in annual interest payments on the $8 billion of Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. The FDIC will assess banks at a rate of 1.3 cents per $100 of deposits until December 31, 1999. Thereafter, it will add approximately 2.4 cents per $100 of deposits to each assessment.

     The FDIC may terminate an institution's deposit insurance if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

PROPOSED LEGISLATION AND REGULATORY ACTION

     New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

                       SELECTED STATISTICAL INFORMATION

     The responses to this section of Item I are included in the Company's Annual Report to Shareholders under the heading "Selected Statistical Information" at pages 26 through 32, and are incorporated herein by reference.

ITEM 2.   DESCRIPTION OF PROPERTIES

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

     The building currently contains 5,600 square feet of usable space. Prior to opening the Bank, the Company renovated the building. The top floor contains 4,113 square feet and was converted into the banking lobby and operations department. The lower level, which contains 1,487 square feet, is used for executive offices. Most of the operations and back-room work is outsourced so less space is needed. Video drive-ups are used instead of physical drive-ups. The lower parking lot has sufficient room for two drive-up lanes in addition to employee parking. The property fronts Commerce Drive, which is a main thoroughfare in Decatur, and backs up to a retail area and residential property. Access to the drive-ups is available through a side street off of Commerce Drive. The main parking lot is accessible from Commerce Drive.

     Other than normal real estate lending activities of the Bank, the Company does not invest in real estate, interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The response to this Item is partially included in the Company's Annual Report to Shareholders at page (i) and is incorporated herein by reference.

     The Company has not sold any unregistered shares of its Common Stock, no par value, during fiscal years 1998, 1997, or 1996.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The response to this Item is included in the Company's Annual Report to Shareholders under the heading, "Management's Discussion and Analysis of Financial Condition and Results of Operations," at pages 2 through 7, and is incorporated herein by reference.

ITEM 7.   FINANCIAL STATEMENTS

     The following financial statements are included in the Company's Annual Report to Shareholders at pages 8 through 25, and are incorporated herein by reference.

     Independent Auditors' Report

     Financial Statements

     Consolidated Balance Sheets dated as of December 31, 1998 and 1997

     Consolidated Statements of Income for the years ended December 31, 1998 and 1997

     Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, and 1997

     Consolidated Statements of Cash Flows for the years ended December 31, 1998 and 1997

     Notes to Consolidated Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not Applicable.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 1999, under the following headings, and are incorporated herein by reference.

     "Directors and Executive Officers - Election of Directors - Director Nominees and Continuing Directors," at pages 2 through 3,

     "Security Ownership of Certain Beneficial Owners and Management," at pages 5 through 7, and

     "Section 16(a) Beneficial Ownership Reporting Compliance," at page 7.

ITEM 10.  EXECUTIVE COMPENSATION

     The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 1999, under the heading, "Compensation of Executive Officers and Directors," at pages 4 through 5, and are incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 1999, under the headings, "Security Ownership of Certain Beneficial Owners," at pages 5 through 7, and are incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 29, 1999, under the headings, "Certain Relationships and Related Transactions," at page 7, and "Compensation of Executive Officers and Directors," at pages 4 through 5, and are incorporated herein by reference.

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit
     Number                 Exhibit
     ------                 -------
      3.1           Articles of Incorporation./1/

      3.2           Bylaws/1/

      4.1 Instruments Defining the Rights of Security Holders. See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

      10.1          Agreement to Lease, dated August 20, 1996 between Daniel B.
                    Pattillo and Decatur First Bank Group, Inc./1/

      10.3 Employment Agreement, dated as of June 1, 1996 among Decatur First Bank (In Organization), Decatur First Bank Group, Inc and Judy B. Turner./2/

      10.4*         1998 Stock Incentive Plan/3/

      10.5 Agreement to Modify and Enlarge the Main Office Facility, dated January 22, 1999 between Decatur First Bank and Malone Construction Company (Exhibits omitted).

      13.1 Decatur First Bank Group, Inc. 1998 Annual Report to Shareholders. Except with respect to those portions specifically incorporated by reference into this Report, the Company's 1998 Annual Report to Shareholders is not deemed to be filed as part of this Report.

      22.1          Subsidiaries of Decatur First Bank Group, Inc./3/

      24.1 Power of Attorney (appears on the signature pages to this Annual Report on 10-KSB).

      27.1          Financial Data Schedule

(b)  Reports on Form 8-K filed in the fourth quarter of 1998: None.

______________________

*    Compensatory plan or arrangement.
/1/ Incorporated herein by reference to exhibit of same number to the Company's Registration Statement on Form SB-2, Registration No. 333-14355, filed October 18, 1996.
/2/ Incorporated herein by reference to exhibit 10.4 to the Company's Registration Statement on Form SB-2, Registration No. 333-14355, filed October 18, 1996.
/3/ Incorporated herein by reference to exhibit of same number in the Company's Annual Report on Form 10-KSB for the years ended December 31, 1997.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       DECATUR FIRST BANK GROUP, INC.




                                       By: /s/ Judy B. Turner
                                           -------------------------------------
                                           Judy B. Turner
                                           President and Chief
                                           Executive Officer


                                       Date: March 15, 1999


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

           Signature                           Title             Date
           ---------                           -----             ----
/s/ John L. Adams, Jr.                    Director           March 16, 1999
------------------------------------
John L. Adams, Jr.

/s/ Merriell Autrey, Jr.                  Director           March 16, 1999
------------------------------------
Merriell Autrey, Jr.

/s/ Mary Bobbie Bailey                    Director           March 16, 1999
------------------------------------
Mary Bobbie Bailey

           Signature                       Title                   Date
           ---------                       -----                   ----

/s/ James A. Baskett                      Director             March 16, 1999
-------------------------------
James A. Baskett

/s/ John Walter Drake                     Director             March 16, 1999
-------------------------------
John Walter Drake

/s/ William F. Floyd                      Director             March 16, 1999
-------------------------------
William F. Floyd

/s/ Robert E. Lanier                      Director             March 16, 1999
-------------------------------
Robert E. Lanier

                                          Director
_______________________________
Carol G. Nickola

/s/ Lynn Pasqualetti                      Director             March 16, 1999
-------------------------------
Lynn Pasqualetti

/s/Roger K. Quillen                       Director             March 16, 1999
-------------------------------
Roger K. Quillen

/s/ James T. Smith, III                   Director             March 16, 1999
-------------------------------
James T. Smith, III

/s/ Kirby A. Thompson                     Director             March 16, 1999
-------------------------------
Kirby A. Thompson

/s/ Judy B. Turner                 Director, President and     March 16, 1999
-------------------------------
Judy B. Turner                     Chief Executive Officer

                                 EXHIBIT INDEX

Exhibit
Number           Exhibit
------           -------
3.1       Articles of Incorporation./1/

3.2       Bylaws./1/

4.1 Instruments Defining the Rights of Security Holders. See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

10.1 Agreement to Lease, dated August 20, 1996 between Daniel B. Pattillo and Decatur First Bank Group, Inc./1/

10.3* Employment Agreement, dated as of June 1, 1996 among Decatur First Bank (In Organization), Decatur First Bank Group, Inc and Judy B. Turner./2/

10.4*     1998 Stock Incentive Plan/3/

10.5 Agreement to Modify and Enlarge the Main Office Facility, dated January 22, 1999 between Decatur First Bank and Malone Construction Company (Exhibits omitted).

13.1 Decatur First Bank Group, Inc. 1998 Annual Report to Shareholders. Except with respect to those portions specifically incorporated by reference into this Report, the Company's 1998 Annual Report to Shareholders is not deemed to be filed as part of this Report.

22.1      Subsidiaries of Decatur First Bank Group, Inc./3/

24.1 Power of Attorney (appears on the signature pages to this Annual Report on 10-KSB).

27.1      Financial Data Schedule



______________________
*    Compensatory plan or arrangement.

/1/ Incorporated herein by reference to exhibit of the same number to the Company's Registration Statement on Form SB-2, Registration No. 333-14355, filed October 18, 1996.

/2/ Incorporated herein by reference to exhibit 10.4 to the Company's Registration Statement on Form SB-2, Registration No. 333-14355, filed October 18, 1996.

/3/ Incorporated herein by reference to exhibit of the same number in the Company's Annual Report on 10-KSB for the year ended December 31, 1997.