Form 10QSB
period 1999-03-31
DECATUR FIRST BANK GROUP INC
filed 1999-05-17
CIK 1024918

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarterly Period Ended March 31, 1999

                                       OR

                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition Period from       to
                                                      ------   ------
                         Commission file number 000-24139

                         Decatur First Bank Group, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Georgia                                         58-2254289
------------------------                   ------------------------------------
(State of Incorporation)                   (I.R.S. Employer Identification No.)

1120 Commerce Drive
 Decatur, Georgia                                        30030
----------------------------------------               ----------
(Address of principal executive offices)               (Zip Code)

                                   404-373-1000
                                -----------------
                                (Telephone Number)


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES XX   NO
                                   -----    ----

              Common stock, par value $5 per share: 941,824 shares
                          outstanding as of May 4, 1999

                  Transitional Small Business Disclosure Format
                                   (check one)
                                Yes      No XX
                                   -----   -----

                         DECATUR FIRST BANK GROUP, INC.

                                      INDEX

                                                                       Page No.
                                                                       --------
PART I        FINANCIAL INFORMATION

   Item 1.    Financial Statements

              Balance Sheet (unaudited) at March 31, 1999                     3

              Statement of Operations (unaudited) for the Three
               Months Ended March 31, 1999 and 1998                           4

              Statement of Comprehensive Income (unaudited) for the Three
               Months Ended March 31, 1999 and 1998                           5

              Statement of Cash Flows (unaudited) for the Three
               Months Ended March 31, 1999 and 1998                           6

              Notes to Financial Statements (unaudited)                       7

   Item 2.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                      8

PART II.      OTHER INFORMATION

   Item 1.    Legal Proceedings                                              12

   Item 2.    Changes in Securities                                          12

   Item 3.    Defaults Upon Senior Securities                                12

   Item 4.    Submission of Matters to a Vote of Security Holders            12

   Item 5.    Other Information                                              12

   Item 6.    Exhibits and Reports on Form 8-K                               12




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

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                         DECATUR FIRST BANK GROUP, INC.

                                  Balance Sheet

                                 March 31, 1999
                                   (Unaudited)

                                     Assets
                                     ------
Cash and due from banks                                             $ 1,604,320
Federal funds sold                                                    2,090,000
                                                                    -----------

         Cash and cash equivalents                                    3,694,320

Investment securities available for sale                             21,638,044
Investment securities held to maturity                                  900,225
Loans, net                                                            9,876,690
Premises and equipment, net                                           1,205,943
Accrued interest receivable and other assets                            444,260
                                                                    -----------
                                                                    $37,759,482
                                                                    ===========

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Liabilities:
   Deposits:
       Noninterest-bearing                                          $ 6,809,733
       Interest-bearing                                              22,696,760
                                                                    -----------

       Total deposits                                                29,506,493

   Accrued interest payable and other liabilities                        81,926
                                                                    -----------

       Total liabilities                                             29,588,419
                                                                    -----------

Stockholders' equity:
   Common stock, $5 par value; authorized
       10,000,000 shares; issued and outstanding                      4,709,620
       941,924 shares                                                 4,669,936
   Additional paid-in capital                                        (1,126,277)
   Accumulated deficit                                                   (1,100)
   Treasury stock (100 shares), at cost                                 (81,116)
   Unrealized loss on securities available for sale, net of tax     -----------

                                                                      8,171,063
                                                                    -----------

       Total stockholders' equity                                   $37,759,482
                                                                    ===========


See accompanying notes to financial statements.

                          DECATUR FIRST BANK GROUP, INC.

                            Statements of Operations

               For the Three Months Ended March 31, 1999 and 1998
                                   (Unaudited)


                                                            1999        1998
                                                            ----        ----

Interest income:
     Interest and fees on loans                          $ 233,449     85,779
     Interest on federal funds sold                         40,765     59,522
     Investment securities                                 296,287    155,093
                                                         ---------    -------

     Total interest income                                 570,501    300,394

Interest expense on deposits                               215,803     90,681
                                                         ---------    -------

     Net interest income                                   354,698    209,713

Provision for loan losses                                    9,293     42,000
                                                         ---------    -------
     Net interest income after provision for loan losses   345,405    167,713
                                                         ---------    -------

Other income:
     Service charges on deposit accounts                    29,932     12,844
     Securities gains                                          992          -
     Gain on sales of loans                                 19,915          -
     Other operating income                                 18,079      5,046
                                                         ---------    -------

               Total other income                           68,918     17,890
                                                         ---------    -------

Other expense:
     Salaries and other personnel expense                  207,237    139,547
     Net occupancy and equipment expense                    44,973     44,799
     Other operating expense                               173,041    102,486
                                                         ---------    -------

               Total other expense                         425,251    286,832
                                                         ---------    -------

               Net loss                                  $  10,928    101,229
                                                         =========    =======

Loss per common share based on average outstanding
  shares of 941,887 in 1999 and 941,544 in 1998:
    Net loss per share                                   $    0.01       0.11
                                                         =========    =======


See accompanying notes to financial statements.

                         DECATUR FIRST BANK GROUP, INC.

                        Statement of Comprehensive Income

               For the Three Months Ended March 31, 1999 and 1998


                                                 Three Months Ended
                                             March 1999       March 1998
                                             ----------       ----------

Net loss                                      (10,928)         (101,229)
Other comprehensive income, net of tax:
 Unrealized gains (losses) on investment
   securities available-for-sale:
     Unrealized losses arising
      during the period                      (174,198)          (12,417)
     Less: Reclassification adjustment
      for gains included in net earnings          992                -
                                             --------          --------

Other comprehensive income                   (173,206)          (12,417)
                                             --------          --------

Comprehensive income (loss)                  (184,134)         (113,646)
                                             ========          ========


See accompanying notes to financial statements.

                         DECATUR FIRST BANK GROUP, INC.
                            Statements of Cash Flows
               For the Three Months Ended March 31, 1999 and 1998
                                   (Unaudited)

                                                            1999           1998
                                                            ----           ----

Cash flows from operating activities:
    Net loss                                            $   (10,928)   (101,229)
        Adjustments to reconcile net loss to net
          cash provided by operating activities:
            Provision for loan losses                         9,293      42,000
            Depreciation, amortization and accretion         49,156      33,511
            Securities gains                                   (992)         -
            Change in other                                 (47,873)    (34,238)
                                                        -----------   ---------

               Net cash used by operating activities         (1,344)    (59,956)
                                                        -----------   ---------

Cash flows from investing activities:
    Proceeds from sales, maturities and paydowns
      of investment securities available for sale           850,992   1,190,000
    Purchases of investment securities held to maturity          -     (500,000)
    Purchases of investment securities available for
      sale                                               (3,806,680) (3,712,000)
    Change in loans                                        (222,211) (2,212,826)
    Purchases of premises and equipment                    (259,713)    (29,709)
                                                        -----------   ---------

               Net cash used by investing activities     (3,437,612) (5,264,535)
                                                        -----------   ---------

Cash flows from financing activities:
    Net change in deposits                                 (495,258)  5,781,055
    Purchase of treasury shares                              (1,100)         -
                                                        -----------   ---------

               Net cash provided by financing
                  activities                               (496,358)  5,781,055
                                                        -----------   ---------

Net change in cash and cash equivalents                  (3,935,314)    456,564

Cash and cash equivalents at beginning of the period      7,629,634   6,326,791
                                                        -----------   ---------

Cash and cash equivalents at end of period              $ 3,694,320   6,783,355
                                                        ===========   =========

Noncash investing activities:
    Change in unrealized loss on securities available
    for sale, net of tax                                $  (173,206)    (12,417)


See accompanying notes to financial statements.

                         DECATUR FIRST BANK GROUP, INC.
                         Notes to Financial Statements
                                   (Unaudited)

(1)  Organization and Basis of Presentation
     --------------------------------------
     Decatur First Bank Group, Inc. (the Company), a bank holding company, owns 100% of the outstanding common stock of Decatur First Bank (the Bank), which operates in the Decatur, Georgia area. The Bank opened for business on September 2, 1997.

     The consolidated financial statements include the accounts of the Company and the Bank. All intercompany accounts and transactions have been eliminated in consolidation.

     The interim financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the inteim period presented. All such adjustments are of a normal recurring nature. The results of operations for the period ended March 31, 1999 are not necessarily indicative of the results of a full year's operations.

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

Item 2.
                         DECATUR FIRST BANK GROUP, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

               For the Three Months Ended March 31, 1999 and 1998

Financial Condition

     Total assets at March 31, 1999 were $37,759,482 representing a $687,000 (2%) decrease from December 31, 1998. Deposits decreased $495,258 (2%) from December 31, 1998. Loans increased $222,211 (2%). The allowance for loan losses at March 31, 1999 totaled $216,622, representing 2.1% of total loans compared to December 31, 1998 totals of $198,055 which represented 2.0% of total loans. Cash and cash equivalents decreased $3,935,314 from December 31, 1998.

     There were no related party loans or other loans which were considered nonperforming at March 31, 1999.

Results of Operations

     For the three months ended March 31, 1999, the Bank's net interest spread is 2.88%, while net interest margin, which considers the effect of non-interest bearing deposits, was 4.13%.

     Net loss for the three months ended March 31, 1999 was $10,928, compared to a net loss of $101,229 for the same period for 1998. The decrease in net loss was primarily associated with an increase in net interest income ($178,000) as well as an increase in non-interest income $51,000). These increases were offset by $138,000 in additional other expenses.

     For the three months ended March 31, 1999, the Bank's yield on earning assets has been 6.72% while the cost of funding sources is 3.84%. While net interest spread is 2.88%, net interest margin, which considers the effect of non-interest bearing deposits, was 4.13%, a decrease of 63 basis points as compared to the same period in the prior year. Net interest margin is lower than the prior year as non-interest bearing deposits declined relative to total deposits. Net interest income in the aggregate increased for the three months ended March 31, 1999, over the same period for 1998 primarily due to the volume of earnings assets and interest bearing liabilities. Management monitors the rate sensitivity of earnings assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the first year.

     Other income increased approximately $51,000 for the three months ended March 31, 1999, compared to the same period for 1998. This increase was primarily associated with an increase in service charges on deposit accounts of approximately $17,000 related to an increase in the number of accounts and a $20,000 increase in gains on the sale of SBA loans.

     Other expense increased approximately $138,000 for the three months ended March 31, 1999, compared to the same period for 1998, primarily due to an increase in the volume of business, which led to additional expense necessary to service new business.

Capital

     The following tables present Decatur First Bank Group, Inc.'s regulatory capital position at March 31, 1999:

     Risk-Based Capital Ratios
     -------------------------
     Tier 1 Tangible Capital, Actual                               42.62%
     Tier 1 Tangible Capital minimum requirement                    4.00%
                                                                   ------
     Excess                                                        38.62%
                                                                   ======

     Total Capital, Actual                                         43.64%
     Total Capital minimum requirement                              8.00%
                                                                   ------

     Excess                                                        35.64%
                                                                   ======

     Leverage Ratio
     --------------
       Tier 1 Tangible Capital to adjusted total assets
         ("Leverage Ratio")                                        21.63%

       Minimum leverage requirement                                 4.00%
                                                                   ------

       Excess                                                      17.63%
                                                                   ======

Year 2000

The Company utilizes and is dependent upon data processing systems and software to conduct its business. The approach of the Year 2000 presents an issue in that many computer programs have been written using two digits rather than four to define the applicable year. Computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the Year 2000. For example, computer systems may compute payment, interest, delinquency or other amounts important to the operations of the Company based on the wrong date. This could result in internal system failure or miscalculation, and also creates risk for the Company from third parties with whom the Company deals on financial transactions.

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

Service Providers. The Company has identified all mission critical service providers. Of the four considered critical, the Company has a detailed plan written to facilitate testing of mutually transmitted information for three of them. As to the fourth, the Company has elected to change to a data processing company that is well established and is currently using software designated as compliant. Conversion to this company occurred during the beginning of the second quarter of 1999.

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

In-house Computers and Systems. The Company has performed a comprehensive inventory of all equipment, to include the vaults, computers and systems, such as security, telephone, heating and air conditioning. The computers were tested using software designed for the purpose of determining Year 2000 compliance and were deemed compliant. The Company contacted the vendors of its equipment and systems and during testing did not identify any embedded microchips to be century date sensitive.

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

The Company has completed an assessment of its depository and loan relationship customers. This assessment process is on going and is a required procedure in the underwriting of any new commercial loan. Additionally, the Company encourages its larger and commercial borrowers to assess the potential impact of Year 2000 on them and their ability to remain current on loan repayments.

Contingency Plans. As part of the Company's normal business practice, it maintains contingency plans to follow in the event of emergency situations, some of which could arise from Year 2000-related problems. The Company has formulated a detailed Year 2000 contingency plan, which assesses several possible scenarios to which the Company may be required to react.

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



Item 1. Legal Proceedings
        -----------------
        None

Item 2. Changes in Securities
        ---------------------
        None

Item 3. Defaults Upon Senior Securities
        -------------------------------
        None

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------
        None

Item 5. Other Information
        -----------------
        Pursuant to Rule14a-4(c)(1) promulgated under the Securities Exchange Act of 1934, as amended, shareholders desiring to present a proposal for consideration at the Company's 2000 Annual Meeting of Shareholders must notify the Company in writing at its principal office at 1120 Commerce Drive, Decatur, Georgia 30030 of the contents of such proposal no later than February 17, 2000. Failure to timely submit such a proposal will enable the proxies appointed by management to exercise their discretionary voting authority when the proposal is raised at the Annual Meeting of Shareholders without any discussion of the matter in the proxy statement.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------
        None

                         DECATUR FIRST BANK GROUP, INC.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934,the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      DECATUR FIRST BANK GROUP, INC.


                                      By:
                                         ---------------------------------------
                                         Judy B. Turner
                                         President, Chief Executive Officer and
                                            Principal Accounting Officer


                                      Date:
                                          --------------------------------------