Form 10QSB
period 1999-06-30
DECATUR FIRST BANK GROUP INC
filed 1999-08-16
CIK 1024918

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-QSB

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 1999

                                      OR

           [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Transition Period from __________ to  __________

                        Commission file number 000-24139

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

                                  YES  XX   NO
                                      ---      ---

            Common stock, par value $5 per share:   942,724 shares
                      outstanding as of  August 10, 1999

                 Transitional Small Business Disclosure Format
                                  (check one)
                             Yes          No   XX
                                 ----         ----

                        DECATUR FIRST BANK GROUP, INC.

                                     INDEX

                                                                               Page No.
                                                                               --------

PART I        FINANCIAL INFORMATION

   Item 1.    Financial Statements

              Balance Sheet (unaudited) at June 30, 1999                              3

              Statements of Operations (unaudited) for the Three Months
               and the Six Months Ended June 30, 1999 and 1998                        4

              Statements of Comprehensive Income (unaudited) for the Six
               Months Ended June 30, 1999 and 1998                                    5

              Statements of Cash Flows (unaudited) for the Six Months
               Ended June 30, 1999 and 1998                                           6

              Notes to Financial Statements (unaudited)                               7

   Item 2.    Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                  8

PART II.      OTHER INFORMATION

   Item 1.    Legal Proceedings                                                      12

   Item 2.    Changes in Securities                                                  12

   Item 3.    Defaults Upon Senior Securities                                        12

   Item 4.    Submission of Matters to a Vote of Security Holders                    12

   Item 5.    Other Information                                                      12

   Item 6.    Exhibits and Reports on Form 8-K                                       12




This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements appear in a number of places in this Report and include all statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations; (iii) the Company's growth strategy and operating strategy; and (iv) the declaration and payment of dividends. Investors are cautioned that any such forward-looking statement is not a guarantee of future performance and involves risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein and those factors discussed in detail in the Company's filings with the Securities and Exchange Commission.

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                        DECATUR FIRST BANK GROUP, INC.

                                 Balance Sheet

                                 June 30, 1999
                                  (Unaudited)


                                    Assets
                                    ------

Cash and due from banks                               $ 3,098,788
Federal funds sold                                      1,390,000
                                                      -----------

     Cash and cash equivalents                          4,488,788

Investment securities available for sale               17,657,533
Loans, net                                             15,913,392
Premises and equipment, net                             1,746,550
Accrued interest receivable and other assets              422,537
                                                      -----------

                                                      $40,228,800
                                                      ===========

                    Liabilities and Stockholders' Equity
                    ------------------------------------

Liabilities:
   Deposits:
     Noninterest-bearing                              $ 7,183,467
     Interest-bearing                                  25,062,712
                                                      -----------

     Total deposits                                    32,246,179

   Accrued interest payable and other liabilities         123,632
                                                      -----------

     Total liabilities                                 32,369,811
                                                      -----------

Stockholders' equity:
   Preferred stock, no par value; authorized
     2,000,000 shares; no issued shares                         -
   Common stock, $5 par value; authorized
     10,000,000 shares; issued 942,324 shares           4,711,620
   Additional paid-in capital                           4,672,936
   Accumulated deficit                                 (1,157,231)
   Treasury stock (140 shares), at cost                    (1,600)
   Accumulated comprehensive income                      (366,736)
                                                      -----------

     Total stockholders' equity                         7,858,989
                                                      -----------

                                                      $40,228,800
                                                      ===========



See accompanying notes to financial statements.

                        DECATUR FIRST BANK GROUP, INC.

                           Statements of Operations

     For the Three Months and the Six Months Ended June 30, 1999 and 1998
                                  (Unaudited)



                                               Three Months           Six Months
                                               Ended June 30         Ended June 30
                                               -------------     --------------------

                                               1999       1998       1999       1998
                                             --------   -------  ----------   -------
Interest income:
     Interest and fees on loans              $324,670   123,469  $  558,119   209,248
     Interest on federal funds sold            21,763    83,959      62,528   143,481
     Investment securities                    284,435   191,679     580,722   346,772
                                             --------   -------  ----------   -------

     Total interest income                    630,868   399,107   1,201,369   699,501

Interest expense on deposits                  219,141   137,543     434,944   228,224
                                             --------   -------  ----------   -------

     Net interest income                      411,727   261,564     766,425   471,277

Provision for loan losses                     105,797    38,000     115,090    80,000
                                             --------   -------  ----------   -------
     Net interest income after provision
     for loan losses                          305,930   223,564     651,335   391,277
                                             --------   -------  ----------   -------

Other income:
     Service charges on deposit accounts       28,979    22,305      58,911    35,149
     Securities gains                          (3,327)        -      (2,335)        -
     Gain on sales of loans                    98,858         -     118,773         -
     Other operating income                    10,968     8,889      29,047    13,935
                                             --------   -------  ----------   -------

          Total other income                  135,478    31,194     204,396    49,084
                                             --------   -------  ----------   -------

Other expense:
     Salaries and other personnel expense     217,916   176,123     425,153   315,670
     Net occupancy and equipment expense       44,294    46,167      89,267    90,966
     Other operating expense                  210,153   148,685     383,194   251,171
                                             --------   -------  ----------   -------

          Total other expense                 472,363   370,975     897,614   657,807
                                             --------   -------  ----------   -------

          Net loss                           $ 30,955   116,217  $   41,883   217,446
                                             ========   =======  ==========   =======

Loss per common share:
     Average outstanding shares               942,032   941,544     941,958   941,544
     Net loss per share                      $    .03      0.12  $     0.04      0.23
                                             ========   =======  ==========   =======




See accompanying notes to financial statements.

                        DECATUR FIRST BANK GROUP, INC.

                      Statements of Comprehensive Income

                For the Six Months Ended June 30, 1999 and 1998


                                              1999       1998
                                            ---------  ---------

Net loss                                     (41,883)  (217,446)
Other comprehensive income, net of tax:
 Unrealized gains (losses) on investment
   securities available-for-sale:
    Unrealized losses arising
     during the period                      (456,491)    (7,963)
    Less: Reclassification adjustment
     for losses included in net earnings      (2,335)         -
                                            --------   --------

Other comprehensive income                  (458,826)    (7,963)
                                            --------   --------

Comprehensive income (loss)                 (500,709)  (225,409)
                                            ========   ========



See accompanying notes to financial statements.

                        DECATUR FIRST BANK GROUP, INC.

                           Statements of Cash Flows

                For the Six Months Ended June 30, 1999 and 1998
                                  (Unaudited)


                                                                                 1999          1998
                                                                             ------------  ------------

Cash flows from operating activities:
   Net loss                                                                  $   (41,883)     (217,446)
     Adjustments to reconcile net loss to net
      cash provided by operating activities:
       Provision for loan losses                                                 115,090        80,000
       Depreciation, amortization and accretion                                   98,032        59,497
       Securities losses                                                           2,335             -
       Change in other                                                            15,557      (200,577)
                                                                             -----------   -----------

              Net cash used by operating activities                              189,131      (278,526)
                                                                             -----------   -----------

Cash flows from investing activities:
   Proceeds from sales, maturities and paydowns
     of investment securities available for sale                               6,010,992       940,000
   Purchases of investment securities held to maturity                                 -      (500,000)
   Purchases of investment securities available for sale                      (4,402,717)   (6,314,552)
   Change in loans                                                            (6,364,710)   (4,114,623)
   Purchases of premises and equipment                                          (821,370)      (30,571)
                                                                             -----------   -----------

              Net cash used by investing activities                           (5,577,805)  (10,019,746)
                                                                             -----------   -----------

Cash flows from financing activities:
   Net change in deposits                                                      2,244,428    11,663,285
   Issuance of stock awards                                                        5,000             -
   Purchase of treasury shares                                                    (1,600)            -
                                                                             -----------   -----------

              Net cash provided by financing activities                        2,247,828    11,663,185
                                                                             -----------   -----------

Net change in cash and cash equivalents                                       (3,140,846)    1,364,913

Cash and cash equivalents at beginning of the period                           7,629,634     6,326,791
                                                                             -----------   -----------

Cash and cash equivalents at end of period                                   $ 4,488,788     7,691,704
                                                                             ===========   ===========

Noncash investing activities:
   Change in unrealized loss on securities available for sale, net of tax    $  (458,826)       (7,963)




See accompanying notes to financial statements.

                        DECATUR FIRST BANK GROUP, INC.

                         Notes to Financial Statements
                                  (Unaudited)


(1)  Organization and Basis of Presentation
     --------------------------------------

     Decatur First Bank Group, Inc. (Decatur First), a bank holding company, owns 100% of the outstanding common stock of Decatur First Bank (the Bank), which operates in the Decatur, Georgia area. The Bank opened for business on September 2, 1997.

     The consolidated financial statements include the accounts of Decatur First and the Bank. All intercompany accounts and transactions have been eliminated in consolidation.

     The interim financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the inteim period presented. All such adjustments are of a normal recurring nature. The results of operations for the period ended June 30, 1999 are not necessarily indicative of the results of a full year's operations.

     The accounting principles followed by Decatur First and the methods of applying these principles conform with generally accepted accounting principles (GAAP) and with general practices within the banking industry. In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ significantly from those estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in the near term include, but are not limited to, the determinations of the allowance for loan losses, the valuation of real estate acquired in connection with or in lieu of foreclosure on loans, and valuation allowances associated with deferred tax assets, the recognition of which are based on future taxable income.

Item 2.
                        DECATUR FIRST BANK GROUP, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                For the Six Months Ended June 30, 1999 and 1998

Financial Condition

   Total assets at June 30, 1999 were $40,228,800 representing a $1,782,700 (4.6%) increase from December 31, 1998. Deposits increased $2,244,428 (7.5%) from December 31, 1998. Net loans increased $6,249,620 (64.7%). The allowance for loan losses at June 30, 1999 totaled $330,419, representing 2.0% of total loans compared to December 31, 1998 totals of $198,055 which represented 2.0% of total loans. Cash and cash equivalents decreased $3,140,846 from December 31, 1998.

   There were no related party loans or other loans which were considered nonperforming at June 30, 1999.

Results of Operations

   Net loss for the six months ended June 30, 1999 was $41,883, compared to a net loss of $217,446 for the same period for 1998. The decrease in net loss was primarily associated with an increase in net interest income ($295,000) as well as an increase in non-interest income ($155,000). These increases were offset by $243,000 in additional other expenses.

   For the six months ended June 30, 1999, the Bank's yield on earning assets has been 6.80% while the cost of funding sources is 3.69%. While net interest spread is 3.11%, net interest margin, which considers the effect of non-interest bearing deposits, was 4.27%, a decrease of 26 basis points as compared to the same period in the prior year. Net interest margin is lower than the prior year as non-interest bearing deposits declined relative to total deposits. Net interest income in the aggregate increased for the six months ended June 30, 1999, over the same period for 1998 primarily due to the volume of earning assets and interest bearing liabilities. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the first year.

   Other income increased approximately $155,000 for the six months ended June 30, 1999, compared to the same period for 1998. This increase was primarily associated with an increase in service charges on deposit accounts of approximately $24,000 related to an increase in the number of accounts and a $119,000 increase in gains on the sale of SBA loans.

   Other expense increased approximately $240,000 for the six months ended
June 30, 1999, compared to the same period for 1998, primarily due to an increase in the volume of business, which led to additional expense necessary to service new business.

Capital

   The following tables present Decatur First's regulatory capital position at June 30, 1999:

   Risk-Based Capital Ratios
   -------------------------

   Tier 1 Tangible Capital, Actual                     31.05%
   Tier 1 Tangible Capital minimum requirement          4.00%
                                                       -----
   Excess                                              27.05%
                                                       =====

   Total Capital, Actual                               32.30%
   Total Capital minimum requirement                    8.00%
                                                       -----

   Excess                                              24.30%
                                                       =====


   Leverage Ratio
   --------------

   Tier 1 Tangible Capital to adjusted total assets
    ("Leverage Ratio")                                 20.72%

   Minimum leverage requirement                         4.00%
                                                       -----

   Excess                                              16.72%
                                                       =====


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



Item 1.  Legal Proceedings
         -----------------
         None

Item 2.  Changes in Securities
         ---------------------
         None

Item 3.  Defaults Upon Senior Securities
         -------------------------------
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         a. The 1999 Annual Meeting of Shareholders was held on April 27, 1999.
         b. Election of directors
            The shareholders voted 633,424 shares in the affirmative, for the election of four directors for terms of three years for the Company.

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

                                      DECATUR FIRST BANK GROUP, INC.



                                      By: /s/ Judy B. Turner
                                          --------------------------------------
                                          Judy B. Turner
                                          President, Chief Executive Officer and
                                           Principal Accounting Officer


                                      Date: August 16, 1999
                                            ------------------------------------