Form 10QSB
period 1999-09-30
DECATUR FIRST BANK GROUP INC
filed 1999-11-17
CIK 1024918

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-QSB

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1999

                                      OR

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from         to
                                              --------   -------
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

                                  YES  XX   NO
                                       --

            Common stock, par value $5 per share:   942,184 shares
                      outstanding as of November 12, 1999

                 Transitional Small Business Disclosure Format
                                  (check one)
                              Yes         No   XX
                                   ----       ----

                        DECATUR FIRST BANK GROUP, INC.

                                     INDEX

                                                                               Page No.
                                                                               --------

PART I        FINANCIAL INFORMATION

   Item 1.    Financial Statements

              Balance Sheet (unaudited) at September 30, 1999                         3

              Statements of Operations (unaudited) for the Three Months
               and the Nine Months Ended September 30, 1999 and 1998                  4

              Statements of Comprehensive Income (unaudited) for the Nine
               Months Ended September 30, 1999 and 1998                               5

              Statements of Cash Flows (unaudited) for the Nine Months
               Ended September 30, 1999 and 1998                                      6

              Notes to Financial Statements (unaudited)                               7

   Item 2.    Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                  8

PART II.      OTHER INFORMATION

   Item 1.    Legal Proceedings                                                      11

   Item 2.    Changes in Securities                                                  11

   Item 3.    Defaults Upon Senior Securities                                        11

   Item 4.    Submission of Matters to a Vote of Security Holders                    11

   Item 5.    Other Information                                                      11

   Item 6.    Exhibits and Reports on Form 8-K                                       11




This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements appear in a number of places in this Report and include all statements regarding the intent, belief or current expectations of Decatur First, its directors or its officers with respect to, among other things: (i) Decatur Firs's financing plans; (ii) trends affecting Decatur First's financial condition or results of operations; (iii) Decatur First's growth strategy and operating strategy; and (iv) the declaration and payment of dividends. Investors are cautioned that any such forward-looking statement is not a guarantee of future performance and involves risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein and those factors discussed in detail in Decatur First's filings with the Securities and Exchange Commission.

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                         DECATUR FIRST BANK GROUP, INC.
                                 Balance Sheet
                              September 30, 1999
                                  (Unaudited)

                                    Assets
                                    ------

Cash and due from banks                               $ 1,802,113
Federal funds sold                                        660,000
                                                      -----------

     Cash and cash equivalents                          2,462,113

Investment securities available for sale               17,801,839
Loans, net                                             19,172,249
Premises and equipment, net                             1,893,129
Accrued interest receivable and other assets              368,843
                                                      -----------

                                                      $41,698,173
                                                      ===========

                     Liabilities and Stockholders' Equity
                     ------------------------------------

Liabilities:

   Deposits:
     Non-interest-bearing                             $ 7,765,987
     Interest-bearing                                  25,934,920
                                                      -----------

     Total deposits                                    33,700,907

   Accrued interest payable and other liabilities         165,898
                                                      -----------

     Total liabilities                                 33,866,805
                                                      -----------

Stockholders' equity:
   Preferred stock, no par value; authorized
     2,000,000 shares; no issued shares                         -
   Common stock, $5 par value; authorized
     10,000,000 shares; issued 942,324 shares           4,711,620
   Additional paid-in capital                           4,672,936
   Accumulated deficit                                 (1,076,519)
   Treasury stock (140 shares), at cost                    (1,600)
   Accumulated comprehensive income                      (475,069)
                                                      -----------

     Total stockholders' equity                         7,831,368
                                                      -----------

                                                      $41,698,173
                                                      ===========


See accompanying notes to financial statements.

                        DECATUR FIRST BANK GROUP, INC.

                           Statements of Operations

  For the Three Months and the Nine Months Ended September 30, 1999 and 1998
                                  (Unaudited)



                                                   Three Months            Nine Months
                                                Ended September 30       Ended September 30
                                             ------------------------  -----------------------

                                               1999           1998        1999        1998
                                             --------       --------   ----------   ---------
Interest income:
     Interest and fees on loans              $423,556        163,376   $  981,675     372,624
     Interest on federal funds sold            34,497         51,289       97,025     194,770
     Investment securities                    250,280        229,461      831,002     576,233
                                             --------       --------   ----------   ---------

     Total interest income                    708,333        444,126    1,909,702   1,143,627

Interest expense on deposits                  236,295        163,666      671,239     391,890
                                             --------       --------   ----------   ---------

     Net interest income                      472,038        280,460    1,238,463     751,737

Provision for loan losses                       5,000         63,800      120,090     143,800
                                             --------       --------   ----------   ---------
     Net interest income after provision
     for loan losses                          467,038        216,660    1,118,373     607,937
                                             --------       --------   ----------   ---------

Other income:
     Service charges on deposit accounts       29,860         33,045       88,771      68,194
     Securities losses                           (604)             -       (2,939)          -
     Gain on sales of loans                    46,918         33,954      165,691      33,954
     Other operating income                    28,211         14,735       57,258      28,670
                                             --------       --------   ----------   ---------

          Total other income                  104,385         81,734      308,781     130,818
                                             --------       --------   ----------   ---------

Other expense:
     Salaries and other personnel expense     252,732        202,252      677,885     517,922
     Net occupancy and equipment expense       68,416         45,852      157,683     136,818
     Other operating expense                  169,563        188,797      552,757     439,968
                                             --------       --------   ----------   ---------

          Total other expense                 490,711        436,901    1,388,325   1,094,708
                                             --------       --------   ----------   ---------

          Net earnings (loss)                $ 80,712       (138,507)  $   38,829    (355,953)
                                             ========       ========   ==========   =========

Earnings (Loss) per common share:
     Average outstanding shares               942,034        941,552      942,184     941,547
     Net earnings (loss) per share               $.09          (0.15)       $0.04       (0.38)
                                             ========       ========   ==========   =========




See accompanying notes to financial statements.

                        DECATUR FIRST BANK GROUP, INC.

                      Statements of Comprehensive Income

             For the Nine Months Ended September 30, 1999 and 1998


                                              1999       1998
                                            ---------  ---------

Net earnings (loss)                           38,829   (355,953)
Other comprehensive income, net of tax:
 Unrealized gains (losses) on investment
   securities available-for-sale:
    Unrealized losses arising
     during the period                      (564,220)  (144,878)
    Less: Reclassification adjustment
     for losses included in net earnings      (2,939)         -
                                            --------   --------

Other comprehensive income                  (567,159)  (144,878)
                                            --------   --------

Comprehensive income (loss)                 (528,330)  (211,075)
                                            ========   ========





See accompanying notes to financial statements.

                        DECATUR FIRST BANK GROUP, INC.
                           Statements of Cash Flows
             For the Nine Months Ended September 30, 1999 and 1998
                                  (Unaudited)


                                                                                 1999          1998
                                                                             ------------  ------------

Cash flows from operating activities:
   Net earnings (loss)                                                       $   (38,830)     (355,953)
     Adjustments to reconcile net earnings (loss) to net
      cash provided by operating activities:
       Provision for loan losses                                                 120,090       143,800
       Depreciation, amortization and accretion                                  159,726        94,679
       Securities losses                                                           2,939         3,800
       Change in other                                                           111,516      (149,678)
                                                                             -----------   -----------

              Net cash provided (used) by operating activities                   433,101      (263,352)
                                                                             -----------   -----------

Cash flows from investing activities:
   Proceeds from sales, maturities and paydowns
     of investment securities available for sale                               6,604,405     2,240,000
   Purchases of investment securities available for sale                      (5,275,017)  (10,639,552)
   Change in loans                                                            (9,628,567)   (5,823,560)
   Purchases of premises and equipment                                        (1,003,999)      (65,423)
                                                                             -----------   -----------

              Net cash used by investing activities                           (9,303,178)  (14,288,535)

Cash flows from financing activities:
   Net change in deposits                                                      3,699,156    13,564,228
   Issuance of stock awards                                                        5,000             -
   Purchase of treasury shares                                                    (1,600)            -
                                                                             -----------   -----------

              Net cash provided by financing activities                        3,702,556    13,564,228
                                                                             -----------   -----------

Net change in cash and cash equivalents                                       (5,167,521)     (987,659)

Cash and cash equivalents at beginning of the period                           7,629,634     6,326,791
                                                                             -----------   -----------

Cash and cash equivalents at end of period                                   $ 2,462,113     5,339,132
                                                                             ===========   ===========

Noncash investing activities:
   Change in unrealized loss on securities available for sale, net of tax    $  (567,159)     (144,878)



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

     These interim financial statements are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim period presented. All adjustments are of a normal recurring nature. The results of operations for the period ended September 30, 1999 are not necessarily indicative of the results of a full year's operations.

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

Item 2.
                        DECATUR FIRST BANK GROUP, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

             For the Nine Months Ended September 30, 1999 and 1998

Financial Condition

     Total assets at September 30, 1999 were $41,698,173 representing a $3,252,073 (8.5%) increase from December 31, 1998. Deposits increased $3,699,156 (12.3%) from December 31, 1998. Net loans increased $9,508,477 (98.4%). The allowance for loan losses at September 30, 1999 totaled $339,419, representing 1.74% of total loans compared to December 31, 1998 totals of $198,055 which represented 2.0% of total loans. Cash and cash equivalents decreased $5,167,521 from December 31, 1998.

     There were no related party loans or other loans which were considered nonperforming at September 30, 1999.

Results of Operations

     Net earnings for the nine months ended September 30, 1999 was $38,829, compared to a net loss of $355,953 for the same period for 1998. The decrease in net loss was primarily associated with an increase in net interest income ($487,000) as well as an increase in non-interest income ($178,000). These increases were offset by $293,000 in additional other expenses.

     For the nine months ended September 30, 1999, the Bank's yield on earning assets was 7.03% while the cost of funding sources was 3.67%. While net interest spread was 3.36%, net interest margin, which considers the effect of non-interest bearing deposits, was 4.50%, an increase of 15 basis points as compared to the same period in the prior year. Net interest margin increased compared to the prior year as non-interest bearing deposits increased relative to total deposits. Net interest income in the aggregate increased for the nine months ended September 30, 1999, over the same period for 1998 primarily due to the volume of earning assets and interest bearing liabilities. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the first year.

     Other income increased approximately $178,000 for the nine months ended September 30, 1999, compared to the same period for 1998. This increase was primarily associated with an increase in service charges on deposit accounts of approximately $21,000 related to an increase in the number of accounts and a $132,000 increase in gains on the sale of SBA loans.

     Other expense increased approximately $293,000 for the nine months ended September 30, 1999, compared to the same period for 1998, primarily due to an increase in the volume of business, which led to additional expense necessary to service new business.

Capital

     The following tables present Decatur First's regulatory capital position at September 30, 1999:

     Risk-Based Capital Ratios
     -------------------------

     Tier 1 Tangible Capital, Actual                     26.93%
     Tier 1 Tangible Capital minimum requirement          4.00%
                                                         -----
     Excess                                              22.93%
                                                         =====

     Total Capital, Actual                               28.03%
     Total Capital minimum requirement                    8.00%
                                                         -----

     Excess                                              20.03%
                                                         =====


    Leverage Ratio
    --------------

     Tier 1 Tangible Capital to adjusted total assets
      ("Leverage Ratio")                                 19.99%

     Minimum leverage requirement                         4.00%
                                                         -----

     Excess                                              15.99%
                                                         =====


Year 2000

Decatur First utilizes and is dependent upon data processing systems and software to conduct its business. The approach of the Year 2000 presents an issue in that many computer programs have been written using two digits rather than four to define the applicable year. Computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the Year 2000. For example, computer systems may compute payment, interest, delinquency or other amounts important to the operations of Decatur First based on the wrong date. This could result in internal system failure or miscalculation, and also creates risk for Decatur First from third parties with whom Decatur First deals on financial transactions.

The FDIC has issued guidelines for insured financial institutions with respect to Year 2000 compliance. Decatur First has developed a Year 2000 Readiness plan based in part on the guidelines and timetables issued by the FDIC. Decatur First's Readiness plan focuses on four primary areas: (1) service providers, (2) in-house computers and systems located at the Bank's office, (3) third-party and customer relationships, and (4) contingency planning. Decatur First has designated a Year 2000 Committee, headed by its Cashier/Chief Operating Officer who is making Year 2000 readiness assessments and remediation where necessary. Decatur First has also established a Year 2000 Steering Committee consisting of its President/CEO and three additional Board members to monitor activities and to offer support and guidance.

Service Providers. Decatur First has identified and performed appropriate testing of all mission critical service providers.

Decatur First is actively communicating with and monitoring the progress of all providers and vendors to assess the impact of Year 2000 issues on their companies and their ability to provide products and services. Decatur First will consider new business relationships with alternate providers or vendors if necessary.

Decatur First has contracted with a well-known and respected CPA firm to act as the third party reviewer of all test results. This CPA firm will evaluate the technical information in these results and offer informed suggestions and/or recommendations.

In-house Computers and Systems. Decatur First has performed a comprehensive inventory of all equipment, to include the vaults, computers and systems, such as security, telephone, heating and air conditioning. The computers were tested using software designed for the purpose of determining Year 2000 compliance and were deemed compliant. Decatur First contacted the vendors of its equipment and systems and during testing did not identify any embedded microchips to be century date sensitive.

Third Party and Customer Relationships. On an on going basis, Decatur First attempts to maintain communication with suppliers and vendors to determine the impact of these third parties' failure to remediate their own Year 2000 issues. These third parties include other financial institutions, office supply vendors and telephone, electric and other utility companies. Decatur First is encouraging its customers to conduct their own Year 2000 assessment and take appropriate steps to become Year 2000 compliant.

Decatur First has completed an assessment of its depository and loan customer relationships. This assessment process is on going and is a required procedure in the underwriting of any new commercial loan. Additionally, Decatur First encourages its larger and commercial borrowers to assess the potential impact of Year 2000 on them and their ability to remain current on loan repayments.

Additionally, we have determined what we believe our liquidity needs will be during the millennium change and are taking steps to insure we will have adequate cash to meet these needs.

Contingency Plans. As part of Decatur First's normal business practice, it maintains contingency plans to follow in the event of emergency situations, some of which could arise from Year 2000-related problems. Decatur First has formulated a detailed Year 2000 contingency plan, which assesses several possible scenarios to which Decatur First may be required to react.

Financial Implications. Decatur First believes that, since the majority of its equipment is relatively new, the Year 2000 problem will not pose significant internal operational problems or generate material additional expenditures. Maintenance, testing and modification costs will be expensed as incurred. The Company does not expect the amounts required to be expensed to resolve Year 2000 issues to have a material effect on its financial position or results of operations. Decatur First currently estimates that the costs of assessing, testing and remediation of Year 2000 issues will total approximately $50,000. The anticipated costs associated with Decatur First's Year 2000 compliance program do not include time and costs that may be incurred as a result of any potential failure of third parties to become Year 2000 compliant or costs to implement Decatur First's contingency plans.

Potential Risks. The Year 2000 issue presents a number of risks to the business and financial condition of Decatur First and the Bank. External factors, which include but are not limited to electric, telephone and water service, are beyond the control of Decatur First and the failure of these systems could have a negative impact on Decatur First, its customers and third parties on whom Decatur First relies for its day-to-day operations. The business of many of Decatur First's customers may be negatively affected by the Year 2000 issue, and any financial difficulties incurred by Decatur First's customers in connection with the century change could negatively affect such customers' ability to repay loans to Decatur First. The failure of the Bank's computer system or applications or those operated by customers or third parties could have a material adverse effect on Decatur First's results of operations and financial condition.

The foregoing are forward-looking statements reflecting management's current assessment and estimates with respect to Decatur First's Year 2000 compliance efforts and the impact of Year 2000 issues on Decatur First's business and operations. Various factors could cause actual plans and results to differ materially from those contemplated by such assessments, estimates and forward-looking statements, many of which are beyond the control of Decatur First. Some of these factors include, but are not limited to representations by Decatur First's vendors, providers, counterparties, technological advances, economic considerations and consumer perceptions. Decatur First's Year 2000 compliance program is an ongoing process involving continual evaluation and may be subject to change in response to new developments.

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

Item 2.  Changes in Securities
         ---------------------
     None

Item 3.  Defaults Upon Senior Securities
         -------------------------------
     None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
     None

Item 5.  Other Information
         -----------------

     Pursuant to Rule 14a-4(c)(1) promulgated under the Securities Exchange Act of 1934, as amended, shareholders desiring to present a proposal for consideration at Decatur First's 2000 Annual Meeting of Shareholders must notify Decatur First in writing at its principal office at 1120 Commerce Drive, Decatur, Georgia 30030 of the contents of such proposal no later than February 17, 2000. Failure to timely submit such a proposal will enable the proxies appointed by management to exercise their discretionary voting authority when the proposal is raised at the Annual Meeting of Shareholders without any discussion of the matter in the proxy statement.

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

                                      DECATUR FIRST BANK GROUP, INC.



                                      By: /s/ Judy B. Turner
                                         --------------------------------------
                                         Judy B. Turner
                                         President, Chief Executive Officer and
                                          Principal Accounting Officer


                                      Date: /s/  11-15-99
                                           ------------------------------------