Form 10KSB
period 1999-12-31
DECATUR FIRST BANK GROUP INC
filed 2000-03-29
CIK 1024918

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                   FORM 10-KSB

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For fiscal year ended DECEMBER 31, 1999
                      -----------------

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ______________to _______________

     Commission file number   000-24139
                           --------------

                         DECATUR FIRST BANK GROUP, INC.
                         ------------------------------
                 (Name of Small Business Issuer in Its Charter)

             GEORGIA                                     58-2254289
----------------------------------------      ----------------------------------
   (State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
   Incorporation or Organization)

  1120 COMMERCE DRIVE, DECATUR, GEORGIA                   30030
------------------------------------------     ---------------------------------
(Address of Principal Executive Offices)                (Zip Code)

                404-373-1000
------------------------------------------------
(Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:   NONE.

Securities registered pursuant to Section 12(g) of the Act:   COMMON STOCK,
$5.00 PAR VALUE.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes X No
                                                          ---    ---
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or a information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:      $3,103,524
                                                              ----------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: $11,782,863 AS OF MARCH 13, 2000.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 942,629 AS OF MARCH 24, 2000.

         Transitional Small Business Disclosure format (check one): Yes   No  X
                                                                       --     --

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1999 are incorporated by reference into Part I and II. Portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held May 2, 2000, are incorporated by reference into Part III.

                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
PART I............................................................................................................1

   ITEM 1.     DESCRIPTION OF BUSINESS............................................................................1
   ITEM 2.     DESCRIPTION OF PROPERTIES.........................................................................10
   ITEM 3.     LEGAL PROCEEDINGS.................................................................................10
   ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................................10

PART II..........................................................................................................11

   ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............................11
   ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS............11
   ITEM 7.     FINANCIAL STATEMENTS..............................................................................12
   ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..............12

PART III.........................................................................................................12

   ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
               EXCHANGE ACT......................................................................................12
   ITEM 10.    EXECUTIVE COMPENSATION............................................................................12
   ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....................................13
   ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................................................13
   ITEM 13.    EXHIBITS, LISTS AND REPORTS ON FORM 8-K...........................................................14

                                     PART I


ITEM 1   DESCRIPTION OF BUSINESS

                                   THE COMPANY

      The Company was incorporated as a Georgia business corporation on August 2, 1996, and became a bank holding company by acquiring all of the Common Stock of Decatur First Bank (the "Bank"). The Bank is the only subsidiary of the Company.

      The Company's principal business is the ownership and management of the Bank. The Company was organized to facilitate the Bank's ability to serve its customers' requirements for financial services. The holding company structure provides flexibility for expansion of the Company's banking business through the possible acquisition of other financial institutions and the provision of additional capital to the Bank. For example, we may assist the Bank in maintaining its required capital ratios by borrowing money and contributing the proceeds of that debt to the Bank as primary capital.

                                    THE BANK

GENERAL

      The Bank was chartered under the laws of the State of Georgia and began business in the third quarter of 1997 as a full-service commercial bank. The Bank offers personal and business checking accounts, interest-bearing checking accounts, savings accounts and various types of certificates of deposit. The Bank also offers installment loans, real estate loans, construction loans, second mortgage loans, commercial and Small Business Administration loans and home equity lines of credit. In addition, the Bank provides such services as official bank checks and money orders, Mastercard credit cards, safe deposit boxes, traveler's checks, bank-by-mail, direct deposit of payroll and Social Security checks and U.S. Savings Bonds.

PHILOSOPHY

      The philosophy of the Bank's management is to emphasize prompt and responsive personal service to residents of, and businesses located in, Decatur, Georgia, as well as other communities located in DeKalb County, in order to attract customers and acquire market share controlled by other financial institutions in the Bank's market area. Management believes that the Bank offers residents of Decatur and surrounding counties the benefits associated with a locally owned and managed community bank. Management has implemented an active call program, by which officers and directors promote these efforts by personally describing the products, services and philosophy of the Bank to both existing customers and new business prospects. The Bank's directors are active members in the Decatur community and their continued active community involvement provides them with an opportunity to promote the Bank and its products and services.

MARKET AREA AND COMPETITION

      The Bank is located in Decatur, Georgia. The Bank's primary market area is defined as the five mile radius of the Center of Decatur, Georgia. Decatur is the county seat of DeKalb County and is located 12 minutes east of downtown Atlanta, Georgia. The City of Decatur is approximately four square miles in size and includes over 12 distinct neighborhoods. The Bank competes for deposits and loan customers with other financial institutions whose resources are equal to or greater than those available to the Bank and the Company. According to information provided by the FDIC, as of June 30, 1999, Decatur was serviced by ten financial institutions with a total of 32 offices in Decatur. As of June 30, 1999, total deposits within Decatur for these institutions were $1.4 billion of which $32.3 million were held by the Bank. These financial institutions offer all of the services that the Bank offers. Management believes that the Bank's local ownership and management as well as its focus on personalized service helps it to compete with these institutions and to attract deposits and loans in our market area.

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

      The Bank's legal lending limits are 15% of its statutory capital base for unsecured loans and 25% of its statutory capital base for loans fully secured by good collateral. The Bank's statutory capital base is the lower of the sum of its common stock, paid-in capital, appropriated retained earnings, and capital debt, or the amount of the Bank's net assets. As of December 31, 1999, the Bank's legal lending limits were approximately $1.1 million for unsecured loans and approximately $1.8 million for secured loans. While the Bank generally employs more conservative lending limits, the Board of Directors has discretion to lend up to the legal lending limits as described above.

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

      COMMERCIAL LOANS. The Bank's commercial lending is directed principally toward small to mid-size businesses whose demand for funds falls within the legal lending limits of the Bank. This category of loans includes loans made to individual, partnership or corporate borrowers, and obtained for a variety of business purposes including equipment loans, loans to support working capital and loans for inventory purchases. Risks associated with these loans can be significant and include, but are not limited to, fraud, bankruptcy, economic downturn, deteriorated or non-existing collateral and changes in interest rates.

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

      INVESTMENTS. In addition to loans, the Bank makes other investments primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities. No investment in any of those instruments exceeds any applicable limitation imposed by law or regulation.

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


                                    EMPLOYEES

      At December 31, 1999, the Company employed 16 full-time employees and three part-time employees. The Company considers its relationship with its employees to be excellent.


                           SUPERVISION AND REGULATION

         Both the Company and the Bank are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of our operations. These laws are generally intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

THE COMPANY

         Since the Company owns all of the capital stock of the Bank, it is a bank holding company under the federal Bank Holding Company Act of 1956. As a result, the Company is primarily subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve.

         ACQUISITIONS OF BANKS. The Bank Holding Company Act requires every bank holding company to obtain the Federal Reserve's prior approval before:

         o Acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank's voting shares;

         o Acquiring all or substantially all of the assets of any bank; or

         o Merging or consolidating with any other bank holding company.

         Under the Bank Holding Company Act, an adequately capitalized and adequately managed bank holding company located in Georgia may purchase a bank located outside of Georgia. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Georgia may purchase a bank located inside Georgia. In each case, however, restrictions may be placed on the acquisition of a bank which has only been in existence for a limited amount of time or an acquisition which may result in specified concentrations of deposits.

      CHANGE IN BANK CONTROL. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person or a company acquires 10% or more, but less than 25%, of any class of voting securities and either the bank holding company has registered securities under Section 12 of the Securities Act of 1934, or no other person owns a greater percentage of that class of voting securities immediately after the transaction.

      PERMITTED ACTIVITIES. Under the Bank Holding Company Act, a bank holding company, which has not qualified or elected to become a financial holding company is generally prohibited from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in nonbanking activities unless prior to the enactment of the Gramm-Leach-Bliley Act the Federal Reserve found those activities to be so closely related to banking as to be a proper incident to the business of banking. Activities that the Federal Reserve has found to be so closely related to banking to be a proper incident to the business of banking include:

         o factoring accounts receivable,
         o acquiring or servicing loans,
         o leasing personal property,
         o conducting discount securities brokerage activities,
         o performing selected data processing services,
         o acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions, and
         o performing selected insurance underwriting activities.

Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company's continued ownership, activity or control constitutes a serious risk to the financial safety, soundness, or stability of any of its bank subsidiaries.

         On November 12, 1999 President Clinton signed the Gramm-Leach-Bliley Act, which amends the Bank Holding Company Act and greatly expand the activities in which bank holding companies and affiliates of banks are permitted to engage. The Gramm-Leach-Bliley Act eliminates many federal and state law barriers to affiliations among banks and securities firms, insurance companies, and other financial service providers. The provisions of the Gramm-Leach-Bliley Act relating to permitted activities of bank holding companies and affiliates of banks became effective on March 11, 2000.

         Generally, if the Company qualifies and elects to become a financial holding company, it may engage in activities that are financial in nature or incidental or complementary to a financial activity. Activities that the Gramm-Leach-Bliley Act expressly lists as financial in nature include insurance activities, providing financial, investment and advisory services, underwriting securities and limited merchant banking activities.

         To qualify to become a financial holding company, the Bank and any other depository institution subsidiary of the Company must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least satisfactory. Additionally, the Company must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days written notice prior to engaging in a permitted financial activity. Although we are eligible to elect to become a financial holding company, we currently have no plans to make such an election.

         SUPPORT OF SUBSIDIARY INSTITUTIONS. Under Federal Reserve policy, bank holding companies are expected to act as a source of financial strength for, and to commit resources to support, their depository institution subsidiaries. This support may be required at times when, without this Federal Reserve policy, the bank holding company might not be inclined to provide it. In addition, any capital loans by a bank holding company to a bank will be repaid only after its deposits and other indebtedness are repaid in full. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a banking subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

THE BANK

         The Bank is a commercial bank chartered under the laws of the State of Georgia. Accordingly, the FDIC and the Georgia Department of Banking and Finance regularly examine the operations of the Bank and have the authority to approve or disapprove mergers, the establishment of branches, and similar corporate actions. Both regulatory agencies also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Additionally, the Bank's deposits are insured by the FDIC to the maximum extent provided by law. The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations, and it is supervised and examined by one or more state or federal bank regulatory agencies.

         PROMPT CORRECTIVE ACTION. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, federal banking regulators have established five capital categories, well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of the other categories. At December 31, 1999, we qualified for the well-capitalized category.

         Federal banking regulators are required to take some mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. An institution in any of the undercapitalized categories is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan up to the lesser of 5% of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The Federal Reserve regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

         FDIC INSURANCE ASSESSMENTS. The FDIC has adopted a risk-based assessment system for determining an insured depository institutions' insurance assessment rate. The system that takes into account the risks attributable to different categories and concentrations of assets and liabilities. An institution is placed into one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized and critically undercapitalized. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and ranged from 1.16 cents to 1.22 cents per $100 of deposits in 1999.

         The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

         COMMUNITY REINVESTMENT ACT. The Community Reinvestment Act requires the appropriate federal regulator, in connection with their examinations of financial institutions within their jurisdiction, to evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. The appropriate federal regulator considers these factors in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank. Under the Gramm-Leach-Bliley Act, banks with aggregate assets of not more than $250 million are subject to a Community Reinvestment Act examination only once every 60 months if the bank receives an outstanding rating, once every 48 months if it receives a satisfactory rating and as needed if the rating is less than satisfactory. Additionally, under the Gramm-Leach-Bliley Act, banks are required to publicly disclose the terms of various Community Reinvestment Act-related agreements.

         OTHER REGULATIONS. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank's loan operations are also subject to federal laws applicable to credit transactions, such as:

         o The federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

         o The Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

         o The Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

         o The Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

         o The Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

         o The rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

The deposit operations of the Bank are subject to:

         o The Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

         o The Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

CAPITAL ADEQUACY

         The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve, in the case of the Company, and FDIC and Georgia Department of Banking and Finance, in the case of the Bank. The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies that is substantially similar to that adopted by the FDIC for banks under its jurisdiction.

         The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

         The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common shareholders' equity, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock and hybrid capital and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 1999, our consolidated ratio of total capital to risk-weighted assets was 22.75% and our consolidated ratio of Tier 1 Capital to risk-weighted assets was 21.73%.

         In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 1999, our consolidated leverage ratio was 17.66%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

      The Bank and the Company are also both subject to other capital guidelines issued by the Georgia Department of Banking and Finance and the Federal Reserve, respectively, which provide for minimum ratios of total capital to total assets.

         Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and certain other restrictions on its business. As described above, substantial additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements. See "--Prompt Corrective Action."

PAYMENT OF DIVIDENDS

         The Company is a legal entity separate and distinct from the Bank. The principal source of the Company's cash flow, including cash flow to pay dividends to its shareholders, is dividends that the Bank pays to it. Statutory and regulatory limitations apply to the Bank's payment of dividends to the Company as well as to the Company's payment of dividends to its shareholders.

         If, in the opinion of the federal banking regulator, the Bank were engaged in or about to engage in an unsafe or unsound practice, the federal banking regulator could require, after notice and a hearing, that it cease and desist from its practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See "--Prompt Corrective Action" above.

         The Georgia Department of Banking and Finance also regulates the Bank's dividend payments and must approve dividend payments that would exceed 50% of the Bank's net income for the prior year. Our payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

RESTRICTIONS ON TRANSACTIONS WITH AFFILIATES

         The Company and the Bank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

         o loans or extensions of credit to affiliates;

         o investment in affiliates;

         o the purchase of assets from affiliates, except for real and personal property exempted by the Federal Reserve;

         o loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

         o any guarantee, acceptance or letter of credit issued on behalf of an affiliate.

         The aggregate of all of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank's capital and surplus and, as to all affiliates combined, to 20% of a bank's capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Company must also comply with certain provisions designed to avoid the taking of low-quality assets.

         The Company and the Bank are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

         The Bank is also subject to restrictions on extensions of credit to its executive officers, directors, certain principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

PRIVACY

         The Gramm-Leach-Bliley Act also contains provisions regarding consumer privacy. These provisions require financial institutions to disclose their policy for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties except for third parties that market the institutions' own products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing through electronic mail to the consumer.

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

EFFECT OF GOVERNMENTAL MONETARY POLICES

Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank's monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments and deposits through its open market operating in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

                        SELECTED STATISTICAL INFORMATION

      The responses to this section of Item I are included in the Company's Annual Report to Shareholders under the heading "Selected Statistical Information" at pages 26 through 30, and are incorporated herein by reference.


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

      The building currently contains 9,200 square feet of usable space. Prior to opening the Bank, the Company renovated the building, and during fiscal year 1999 the Company completed additional renovations to the building. The top floor contains 6,613 square feet and was converted into the banking lobby and executive offices. The lower level, which contains 2,587 square feet, is used for operation offices. Most of the operations and back-room work is outsourced so less space is needed. Video drive-ups are used instead of physical drive-ups. The lower parking lot has sufficient room for two drive-up lanes in addition to employee parking. The property fronts Commerce Drive, which is a main thoroughfare in Decatur, and backs up to a retail area and residential property. Access to the drive-ups is available through a side street off of Commerce Drive. The main parking lot is accessible from Commerce Drive.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


         The response to this Item is partially included in the Company's Annual Report to Shareholders at page 1 and is incorporated herein by reference.

         The Company did not sell any unregistered shares of its Common Stock, $5.00 par value, during fiscal year 1997.

         During fiscal year 1999 and 1998 the Company granted 665 shares and 380 shares, respectively, of its Common Stock, $5.00 par value, to selected employees as compensation for their services to the Bank. Since the Company only granted the shares to employees, the transactions did not involve a public offering, and therefore were exempt from registration under Section 4(2) of the Securities Act of 1933. The following table sets forth the number of shares issued to employees during the periods indicated.

                                                           NUMBER
                  DATE                                    OF SHARES
                  ----                                    ---------

                  April 1999                                  200
                  June 1999                                   200
                  August 1999                                 265
                                                              ---
                  1999 TOTAL                                  665

                  June 1998                                    40
                  August 1998                                 300
                  September 1998                               40
                                                             ----
                  1998 TOTAL                                  380

         Additionally, on March 17, 1998, the Company granted selected employees options to purchase an aggregate of 80,031 shares of its Common Stock, $5.00 par value. The options are exercisable at $10.00 per share, vest in equal 20% annual increments beginning on June 30, 1998 and have a maximum term of ten years. Since the options were granted to employees, the option grants did not involve a public offering, and therefore were exempt from registration under Section 4(2) of the Securities Act of 1933.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The response to this Item is included in the Company's Annual Report to Shareholders under the heading, "Management's Discussion and Analysis of Financial Condition and Results of Operations," at pages 4 through 7, and is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS

         The following financial statements are included in the Company's Annual Report to Shareholders at pages 8 through 25, and are incorporated herein by reference.

         Independent Auditors' Report

         Financial Statements

         Consolidated Balance Sheets dated as of December 31, 1999 and 1998

         Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997

         Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1999, 1998, and 1997

         Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

         Notes to Consolidated Financial Statements


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 2, 2000, under the following headings, and are incorporated herein by reference.

         "Proposal One: Election of Directors - Class II Director Nominees, - Class III Continuing Directors, and - Class I Continuing Directors," at pages 3 through 4.

         "Executive Officers," at page 5.

         "Section 16(a) Beneficial Ownership Reporting Compliance," at page 10.

ITEM 10. EXECUTIVE COMPENSATION

         The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 2, 2000, under the heading, "Compensation," at pages 5 through 7, and are incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 2, 2000, under the headings, "Security Ownership of Certain Beneficial Owners," at pages 8 through 9, and are incorporated herein by reference.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 2, 2000, under the headings, "Related Party Transactions," at page 10, and "Compensation," at pages 5 through 7, and are incorporated herein by reference.

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a)      Exhibits

        Exhibit
        Number             Exhibit
        ------             -------

        3.1         Articles of Incorporation.(1/)

        3.2         Bylaws(1/)

        4.1 Instruments Defining the Rights of Security Holders. See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

        10.1        Agreement to Lease, dated August 20, 1996 between Daniel B.
                    Pattillo and Decatur First Bank Group, Inc.(1/)

        10.3* Employment Agreement, dated as of June 1, 1996 among Decatur First Bank (In Organization), Decatur First Bank Group, Inc and Judy B. Turner.(2/)

        10.4*       1998 Stock Incentive Plan(3/)

        10.5 Agreement to Modify and Enlarge the Main Office Facility, dated January 22, 1999 between Decatur First Bank and Malone Construction Company (Exhibits omitted.)(4/)

        13.1 Decatur First Bank Group, Inc. 1999 Annual Report to Shareholders. Except with respect to those portions specifically incorporated by reference into this Report, the Company's 1999 Annual Report to Shareholders is not deemed to be filed as part of this Report.

        22.1        Subsidiaries of Decatur First Bank Group, Inc.(3/)

        24.1 Power of Attorney (appears on the signature pages to this Annual Report on 10-KSB).

        27.1        Financial Data Schedule

(b)      Reports on Form 8-K filed in the fourth quarter of 1999: None.

--------------------

* Compensatory plan or arrangement.

1/ Incorporated herein by reference to exhibit of same number to the Company's Registration Statement on Form SB-2, Registration No. 333-14355, filed October 18, 1996.

2/ Incorporated herein by reference to exhibit 10.4 to the Company's Registration Statement on Form SB-2, Registration No. 333-14355, filed October 18, 1996.

3/ Incorporated herein by reference to exhibit of same number in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

4/ Incorporated herein by reference to exhibit of same number in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         DECATUR FIRST BANK GROUP, INC.




                                         By: /s/ Judy B. Turner
                                             ----------------------
                                             Judy B. Turner
                                             President and Chief
                                             Executive Officer


                                         Date:    March 24, 2000



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

           Signature                            Title               Date
           ---------                            -----               ----

/s/ John L. Adams, Jr.                         Director        March 24, 2000
------------------------------------
John L. Adams, Jr.


/s/ Merriell Autrey, Jr.                       Director        March 24, 2000
------------------------------------
Merriell Autrey, Jr.


/s/ Mary Bobbie Bailey                         Director        March 24, 2000
------------------------------------
Mary Bobbie Bailey

           Signature                 Title                          Date
           ---------                 -----                          ----


/s/ James A. Baskett               Director                    March 24, 2000
-----------------------
James A. Baskett


/s/ John Walter Drake              Director                    March 24, 2000
-----------------------
John Walter Drake

/s/ William F. Floyd               Director                    March 24, 2000
-----------------------
William F. Floyd

/s/ Robert E. Lanier               Director                    March 24, 2000
-----------------------
Robert E. Lanier

/s/ Carol G. Nickola               Director                    March 24, 2000
-----------------------
Carol G. Nickola

/s/ Lynn Pasqualetti               Director                    March 24, 2000
-----------------------
Lynn Pasqualetti

                                   Director
-----------------------
Roger K. Quillen

/s/ James T. Smith, III            Director                    March 24, 2000
-----------------------
James T. Smith, III

/s/ Kirby A. Thompson              Director                    March 24, 2000
-----------------------
Kirby A. Thompson

/s/ Judy B. Turner             Director, President and         March 24, 2000
-----------------------     Chief Executive Officer (Principal
Judy B. Turner          Executive, Financial and Accounting Officer)

                                  EXHIBIT INDEX



Exhibit
Number   Exhibit
------   -------

 3.1     Articles of Incorporation. 1/

 3.2     Bylaws. 1/

 4.1 Instruments Defining the Rights of Security Holders. See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

10.1 Agreement to Lease, dated August 20, 1996 between Daniel B. Pattillo and Decatur First Bank Group, Inc. 1/

10.3* Employment Agreement, dated as of June 1, 1996 among Decatur First Bank (In Organization), Decatur First Bank Group, Inc and Judy B. Turner. 2/

10.4*    1998 Stock Incentive Plan 3/

10.5 Agreement to Modify and Enlarge the Main Office Facility, dated January 22, 1999 between Decatur First Bank and Malone Construction Company (Exhibits omitted.)4/

13.1 Decatur First Bank Group, Inc. 1998 Annual Report to Shareholders. Except with respect to those portions specifically incorporated by reference into this Report, the Company's 1998 Annual Report to Shareholders is not deemed to be filed as part of this Report.

22.1     Subsidiaries of Decatur First Bank Group, Inc. 3/

24.1 Power of Attorney (appears on the signature pages to this Annual Report on 10-KSB).

27.1     Financial Data Schedule

------------------

* Compensatory plan or arrangement.

1/ Incorporated herein by reference to exhibit of the same number to the Company's Registration Statement on Form SB-2, Registration No. 333-14355, filed October 18, 1996.

2/ Incorporated herein by reference to exhibit 10.4 to the Company's Registration Statement on Form SB-2, Registration No. 333-14355, filed October 18, 1996.

3/ Incorporated herein by reference to exhibit of the same number in the Company's Annual Report on 10-KSB for the year ended December 31, 1997.

4/ Incorporated herein by reference to exhibit of same number in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.