Form 10QSB
period 2000-03-31
DECATUR FIRST BANK GROUP INC
filed 2000-05-12
CIK 1024918

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-QSB

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 2000

                                       OR

            [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period from ________ to ________

                        Commission file number 000-24139

                         Decatur First Bank Group, Inc.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

         Georgia                                        58-2254289
 ---------------------------------------    ------------------------------------
 (State of Incorporation)                   (I.R.S. Employer Identification No.)

 1120 Commerce Drive
 Decatur, Georgia                                           30030
 ----------------------------------------                 ---------
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

             Common stock, par value $5 per share:   942,449 shares
                        outstanding as of  May 11, 2000

                 Transitional Small Business Disclosure Format
                                  (check one)
                              Yes   XX     No  XX
                                    --         --

                         DECATUR FIRST BANK GROUP, INC.

                                     INDEX

                                                                                  Page No.
                                                                                  --------

PART I        FINANCIAL INFORMATION                                                   4

   Item 1.    Financial Statements                                                    4

              Balance Sheet (unaudited) at March 31, 2000                             4

              Statement of Operations (unaudited) for the Three
              Months Ended March 31, 2000 and 1999                                    6

              Statement of Comprehensive Income (unaudited) for the Three
              Months Ended March 31, 2000 and 1999                                    8

              Statement of Cash Flows (unaudited) for the Three
              Months Ended March 31, 2000 and 1999                                   10

              Notes to Financial Statements (unaudited)                              12

   Item 2.    Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                  13

PART II.      OTHER INFORMATION                                                      15

   Item 1.    Legal Proceedings                                                      15

   Item 2.    Changes in Securities                                                  15

   Item 3.    Defaults Upon Senior Securities                                        15

   Item 4.    Submission of Matters to a Vote of Security Holders                    15

   Item 5.    Other Information                                                      15

   Item 6.    Exhibits and Reports on Form 8-K                                       15




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

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                         DECATUR FIRST BANK GROUP, INC.
                           Consolidated Balance Sheet
                                 March 31, 2000
                                  (Unaudited)

                                     Assets
                                     ------

Cash and due from banks                               $ 3,125,599
Federal funds sold                                      2,520,000
                                                      -----------

     Cash and cash equivalents                          5,645,599

Investment securities available for sale               19,730,769
Loans, net                                             29,180,743
Premises and equipment, net                             1,931,246
Accrued interest receivable and other assets            1,145,880
                                                      -----------

                                                      $57,634,237
                                                      ===========

                     Liabilities and Stockholders' Equity
                     ------------------------------------

Liabilities:
   Deposits:
     Noninterest-bearing                              $ 9,936,733
     Interest-bearing                                  34,028,912
                                                      -----------

     Total deposits                                    43,965,645

   FHLB Advances                                        5,000,000
   Accrued interest payable and other liabilities         230,502
                                                      -----------

     Total liabilities                                 49,196,147
                                                      -----------

Stockholders' equity:
   Common stock, $5 par value; authorized
     10,000,000 shares; 942,589 shares issued           4,712,945
   Additional paid-in capital                           4,674,924
   Accumulated deficit                                   (539,767)
   Treasury stock (140 shares), at cost                    (1,600)
   Accumulated comprehensive income                      (408,412)
                                                      -----------

     Total stockholders' equity                         8,438,090
                                                      -----------

                                                      $57,634,237
                                                      ===========

See accompanying notes to financial statements.

                         DECATUR FIRST BANK GROUP, INC.

                     Consolidated Statements of Operations

               For the Three Months Ended March 31, 2000 and 1999
                                  (Unaudited)


                                                            2000     1999
                                                          --------  -------
Interest income:
   Interest and fees on loans                             $624,347  233,449
   Interest on federal funds sold                           31,860   40,765
   Investment securities                                   264,655  296,287
                                                          --------  -------

   Total interest income                                   920,862  570,501
                                                          --------  -------

Interest expense on deposits                               312,864  215,803
Interest expense on borrowings                              26,657        -
                                                          --------  -------

   Total interest expense                                  339,521  215,803
                                                          --------  -------

   Net interest income                                     581,341  354,698

Provision for loan losses                                   75,000    9,293
                                                          --------  -------
   Net interest income after provision for loan losses     506,341  345,405
                                                          --------  -------

Other income:
   Service charges on deposit accounts                      39,038   29,932
   Securities gains                                              -      992
   Gain on sales of loans                                    9,281   19,915
   Other operating income                                   47,335   18,079
                                                          --------  -------

         Total other income                                 95,654   68,918
                                                          --------  -------

Other expense:
   Salaries and other personnel expense                    256,819  207,237
   Net occupancy and equipment expense                      63,301   44,973
   Other operating expense                                 203,428  173,041
                                                          --------  -------

         Total other expense                               523,548  425,251
                                                          --------  -------

         Earnings (loss) before income taxes                78,447  (10,928)

Income tax expense (benefit)                                29,810        -
                                                          --------  -------

         Net earnings (loss)                              $ 48,637  (10,928)
                                                          ========  =======

Earning (loss) per common share:
   Average outstanding shares                              942,449  941,887

   Net earnings (loss) per share                          $   0.05    (0.01)
                                                          ========  =======

See accompanying notes to financial statements.

                         DECATUR FIRST BANK GROUP, INC.

                Consolidated Statements of Comprehensive Income

               For the Three Months Ended March 31, 2000 and 1999
                                  (Unaudited)


                                                    2000       1999
                                                  --------   --------

Net earnings (loss)                               $ 48,637    (10,928)
Other comprehensive income, net of tax:
 Unrealized gains (losses) on investment
  securities available-for-sale:
   Unrealized losses arising during the period     (11,505)  (174,198)
   Less: Income tax expense related to
     investment securities available for sale        4,372          -
   Less: Reclassification adjustment
    for gains included in net earnings                   -        992
                                                  --------   --------

Other comprehensive income                          (7,133)  (173,206)
                                                  --------   --------

Comprehensive income (loss)                        (41,504)  (184,134)
                                                  ========   ========

See accompanying notes to financial statements.

                         DECATUR FIRST BANK GROUP, INC.
                     Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 2000 and 1999
                                  (Unaudited)

                                                                      2000         1999
                                                                  -----------   ----------
Cash flows from operating activities:
   Net earnings (loss)                                            $    48,637      (10,928)
     Adjustments to reconcile net earnings (loss) to
      net cash provided by operating activities:
       Provision for loan losses                                       75,000        9,293
       Depreciation, amortization and accretion                        49,655       49,156
       Securities gains                                                     -         (992)
       Change in other                                                209,835      (47,873)
                                                                  -----------   ----------

              Net cash provided (used) by operating activities        383,127       (1,344)
                                                                  -----------   ----------

Cash flows from investing activities:
   Proceeds from sales, maturities and paydowns
     of investment securities available for sale                            -      850,992
   Purchases of investment securities available for sale           (2,662,052)  (3,806,680)
   Change in loans                                                 (4,655,371)    (222,211)
   Purchases of premises and equipment                                (14,354)    (259,713)
                                                                  -----------   ----------

              Net cash used by investing activities                (7,331,777)  (3,437,612)

Cash flows from financing activities:
   Net change in deposits                                           2,741,277     (495,258)
   Net change in borrowings                                         5,000,000            -
   Purchase of treasury shares                                              -       (1,100)
                                                                  -----------   ----------

              Net cash provided by financing activities             7,741,277     (496,358)
                                                                  -----------   ----------

Net change in cash and cash equivalents                               792,628   (3,935,314)

Cash and cash equivalents at beginning of the period                4,852,971    7,629,634
                                                                  -----------   ----------

Cash and cash equivalents at end of period                        $ 5,645,599    3,694,320
                                                                  ===========   ==========

Noncash investing activities:
   Change in unrealized loss on securities available
     for sale, net of tax                                         $    (7,133)    (173,206)


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

   The interim financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the inteim period presented. All such adjustments are of a normal recurring nature. The results of operations for the period ended March 31, 2000 are not necessarily indicative of the results of a full year's operations.

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

Item 2.
                         DECATUR FIRST BANK GROUP, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

               For the Three Months Ended March 31, 2000 and 1999

Financial Condition

   Total assets at March 31, 2000 were $57,634,237 representing a $7,875,341 (16%) increase from December 31, 1999. Deposits increased $2,741,277 (7%) from December 31, 1999. Loans increased $4,580,371 (19%). The allowance for loan losses at March 31, 2000 totaled $448,436, representing 1.5% of total loans compared to December 31, 1999 totals of $373,156, which represented 1.5% of total loans. Cash and cash equivalents increased $792,628 from December 31, 1999.

   There were no related party loans or other loans which were considered nonperforming at March 31, 2000.

Results of Operations

   For the three months ended March 31, 2000, the Bank's net interest spread is 3.82%, while net interest margin, which considers the effect of non-interest bearing deposits, was 4.91%.

   Net income for the three months ended March 31, 2000 was $48,637, compared to a net loss of $10,928 for the same period for 1999. The increase in net income was primarily associated with an increase in net interest income ($226,000) as well as an increase in non-interest income ($27,000). These increases were offset by $98,000 in additional other expenses as well as an increase in provision for loan losses of $66,000.

   For the three months ended March 31, 2000, the Bank's yield on earning assets has been 7.87% while the cost of funding sources is 4.05%. While net interest spread is 3.82%, net interest margin, which considers the effect of non-interest bearing deposits, was 4.91%, an increase of 78 basis points as compared to the same period in the prior year. Net interest margin is higher than the prior year due to an increase in the amount and proportion of outstanding loans as well as an increase in non-interest bearing deposits relative to total deposits. Net interest income in the aggregate increased for the three months ended March 31, 2000, over the same period for 1999 primarily due to the volume of earnings assets and interest bearing liabilities. Management monitors the rate sensitivity of earnings assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the first year.

   Other income increased approximately $27,000 for the three months ended March 31, 2000, compared to the same period for 1999. This increase was primarily associated with an increase in service charges on deposit accounts of approximately $10,000 related to an increase in the number of accounts and a $29,000 increase in other operating income.

   Other expense increased approximately $98,000 for the three months ended March 31, 2000, compared to the same period for 1999, primarily due to an increase in the volume of business, which led to additional expense necessary to service new business.

Capital

   The following tables present Decatur First Bank Group, Inc.'s regulatory capital position at March 31, 2000:

   Risk-Based Capital Ratios
   -------------------------

   Tier 1 Tangible Capital, Actual                    20.46%
   Tier 1 Tangible Capital minimum requirement         4.00%
                                                      -----

   Excess                                             16.46%
                                                      =====

   Total Capital, Actual                              21.53%
   Total Capital minimum requirement                   8.00%
                                                      -----

   Excess                                             13.53%
                                                      =====


   Leverage Ratio
   --------------

   Tier 1 Tangible Capital to adjusted total assets
    ("Leverage Ratio")                                16.86%
   Minimum leverage requirement                        4.00%
                                                      -----

   Excess                                             12.86%
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

Item 2.  Changes in Securities
         ---------------------
         None

Item 3.  Defaults Upon Senior Securities
         -------------------------------
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         None

Item 5.  Other Information
         -----------------

         Pursuant to Rule 14a-4(c)(1) promulgated under the Securities Exchange Act of 1934, as amended, shareholders desiring to present a proposal for consideration at the Company's 2001 Annual Meeting of Shareholders must notify the Company in writing at its principal office at 1120 Commerce Drive, Decatur, Georgia 30030 of the contents of such proposal no later than February 1, 2001. Failure to timely submit such a proposal will enable the proxies appointed by management to exercise their discretionary voting authority when the proposal is raised at the Annual Meeting of Shareholders without any discussion of the matter in the proxy statement.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
         Financial Data Schedule (for SEC purposes only)

                         DECATUR FIRST BANK GROUP, INC.

                                   SIGNATURES



   In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     DECATUR FIRST BANK GROUP, INC.




                                     By: /s/ Judy B. Turner
                                         ------------------
                                         Judy B. Turner
                                         President, Chief Executive Officer and
                                         Principal Accounting Officer


                                      Date: