Form 10QSB
period 2000-06-30
DECATUR FIRST BANK GROUP INC
filed 2000-08-14
CIK 1024918

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-QSB

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000

                                       OR

            [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period from _________ to _________

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

                                  YES  XX   NO
                                      ---

             Common stock, par value $5 per share:   942,729 shares
                       outstanding as of  August 1, 2000

                 Transitional Small Business Disclosure Format
                                  (check one)
                              Yes          No   XX
                                  ----         ----

                         DECATUR FIRST BANK GROUP, INC.

                                     INDEX

                                                                                  Page No.
                                                                                  --------

PART I        FINANCIAL INFORMATION

   Item 1.    Financial Statements

              Balance Sheet (unaudited) at June 30, 2000                              3

              Statements of Operations (unaudited) for the Three Months
              and the Six Months Ended June 30, 2000 and 1999                         4

              Statements of Comprehensive Income (unaudited) for the Six
              Months Ended June 30, 2000 and 1999                                     5

              Statements of Cash Flows (unaudited) for the Six Months
              Ended June 30, 2000 and 1999                                            6

              Notes to Financial Statements (unaudited)                               7

   Item 2.    Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                   8

PART II.      OTHER INFORMATION

   Item 1.    Legal Proceedings                                                      10

   Item 2.    Changes in Securities                                                  10

   Item 3.    Defaults Upon Senior Securities                                        10

   Item 4.    Submission of Matters to a Vote of Security Holders                    10

   Item 5.    Other Information                                                      10

   Item 6.    Exhibits and Reports on Form 8-K                                       10


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

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                         DECATUR FIRST BANK GROUP, INC.
                                 Balance Sheet
                                 June 30, 2000
                                  (Unaudited)

                                     Assets
                                     ------

Cash and due from banks                              $ 2,342,002
Federal funds sold                                     5,810,000
                                                     -----------

     Cash and cash equivalents                         8,152,002

Investment securities available for sale              17,913,688
Loans, net                                            30,415,404
Premises and equipment, net                            1,913,279
Accrued interest receivable and other assets           1,229,222
                                                     -----------

                                                     $59,623,595
                                                     ===========

                     Liabilities and Stockholders' Equity
                     ------------------------------------

Liabilities:
   Deposits:
     Noninterest-bearing                             $10,228,188
     Interest-bearing                                 35,617,096
                                                     -----------

     Total deposits                                   45,845,284

   FHLB Advances                                       5,000,000
   Accrued interest payable and other liabilities        260,716
                                                     -----------

     Total liabilities                                51,106,000
                                                     -----------

Stockholders' equity:
   Preferred stock, no par value; authorized
     2,000,000 shares; no issued shares                        -
   Common stock, $5 par value; authorized
     10,000,000 shares; issued 942,729 shares          4,713,645
   Additional paid-in capital                          4,676,193
   Accumulated deficit                                  (473,984)
   Accumulated comprehensive income                     (398,259)
                                                     -----------

     Total stockholders' equity                        8,517,595
                                                     -----------

                                                     $59,623,595
                                                     ===========



See accompanying notes to financial statements.

                         DECATUR FIRST BANK GROUP, INC.

                            Statements of Operations

      For the Three Months and the Six Months Ended June 30, 2000 and 1999
                                  (Unaudited)



                                                      Three Months                 Six Months
                                                     Ended June 30                Ended June 30
                                                 ----------------------      -----------------------
                                                    2000         1999          2000          1999
                                                 ----------    --------      ----------   ----------
Interest income:
     Interest and fees on loans                  $  768,415    324,670       1,427,404      558,119
     Interest on federal funds sold                  39,771     21,763          71,631       62,528
     Investment securities                          287,828    284,435         552,482      580,722
                                                 ----------    -------       ---------    ---------
     Total interest income                        1,096,014    630,868       2,051,517    1,201,369
                                                 ----------    -------       ---------    ---------
Interest expense on deposits                        329,346    219,141         642,210      434,944
Interest expense on borrowings                       75,644          -         102,301            -
                                                 ----------    -------       ---------    ---------
     Total interest expense                         404,990    219,141         744,511      434,944
                                                 ----------    -------       ---------    ---------
     Net interest income                            691,024    411,727       1,307,006      766,425

Provision for loan losses                            75,000    105,797         150,000      115,090
                                                 ----------    -------       ---------    ---------
     Net interest income after provision
      for loan losses                               616,024    305,930       1,157,006      651,335
                                                 ----------    -------       ---------    ---------
Other income:
     Service charges on deposit accounts             51,181     28,979          90,219       58,911
     Securities gains (losses)                            -     (3,327)              -       (2,335)
     Gain on sales of loans                          38,186     98,855          47,466      118,773
     Other operating income                           8,536     10,968          21,230       29,047
                                                 ----------    -------       ---------    ---------
          Total other income                         97,903    135,478         158,915      204,396
                                                 ----------    -------       ---------    ---------
Other expense:
     Salaries and other personnel expense           308,130    217,916         564,949      425,153
     Net occupancy and equipment expense             70,229     44,294         133,530       89,267
     Other operating expense                        229,469    210,153         432,896      383,194
                                                 ----------    -------       ---------    ---------
          Total other expense                       607,828    472,363       1,131,375      897,614
                                                 ----------    -------       ---------    ---------
          Earnings (loss) before income taxes       106,099    (30,955)        184,546      (41,883)

          Income tax expense                         40,316          -          70,126            -
                                                 ----------    -------       ---------    ---------

          Net earnings (loss)                    $   65,783    (30,955)        114,420      (41,883)
                                                 ==========    =======       =========    =========
Earnings (loss) per common share:
     Average outstanding shares                     942,597    942,032         942,523      941,958
     Net earnings (loss) per share                     $.07      (0.03)           0.12        (0.04)
                                                 ==========    =======       =========    =========


See accompanying notes to financial statements.

                         DECATUR FIRST BANK GROUP, INC.

                       Statements of Comprehensive Income

                For the Six Months Ended June 30, 2000 and 1999


                                                             2000       1999
                                                           --------   --------

Net earnings (loss)                                        $114,420    (41,883)
Other comprehensive income, net of tax:
 Unrealized gains (losses) on investment
   securities available-for-sale:
    Unrealized gains (losses) arising during the period       4,871   (456,491)
    Less: Income tax expense related to investment
     Securities available for sale                           (1,851)         -
    Less: Reclassification adjustment for gains
     included in net earnings                                     -     (2,335)
                                                           --------   --------

Other comprehensive income (loss)                             3,020   (458,826)
                                                           --------   --------

Comprehensive income (loss)                                $117,440   (500,709)
                                                           ========   ========




See accompanying notes to financial statements.

                         DECATUR FIRST BANK GROUP, INC.
                            Statements of Cash Flows
                For the Six Months Ended June 30, 2000 and 1999
                                  (Unaudited)

                                                                                2000         1999
                                                                             -----------   ----------
Cash flows from operating activities:
   Net earnings (loss)                                                       $   114,420      (41,883)
     Adjustments to reconcile net earnings (loss) to net
      cash provided by operating activities:
       Provision for loan losses                                                 150,000      115,090
       Depreciation, amortization and accretion                                  100,629       98,032
       Securities losses                                                               -        2,335
       Change in other                                                           156,705       15,557
                                                                             -----------   ----------
              Net cash provided by operating activities                          521,754      189,131
                                                                             -----------   ----------
Cash flows from investing activities:
   Proceeds from sales, maturities and paydowns
     of investment securities available for sale                               2,080,956    6,010,992
   Purchases of investment securities available for sale                      (2,931,798)  (4,402,717)
   Change in loans                                                            (5,965,032)  (6,364,710)
   Purchases of premises and equipment                                           (31,336)    (821,370)
                                                                             -----------   ----------
              Net cash used by investing activities                           (6,847,210)  (5,577,805)
                                                                             -----------   ----------
Cash flows from financing activities:
   Net change in deposits                                                      4,620,918    2,244,428
   Net change in borrowings                                                    5,000,000            -
   Issuance of stock awards                                                        1,749        5,000
   Sale (purchase) of treasury shares                                              1,820       (1,600)
                                                                             -----------   ----------
              Net cash provided by financing activities                        9,624,487    2,247,828
                                                                             -----------   ----------
Net change in cash and cash equivalents                                        3,299,031   (3,140,846)

Cash and cash equivalents at beginning of the period                           4,852,971    7,629,634
                                                                             -----------   ----------
Cash and cash equivalents at end of period                                   $ 8,152,002    4,488,788
                                                                             ===========   ==========
Noncash investing activities:
   Change in unrealized loss on securities available for sale, net of tax    $     3,020     (458,826)


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

     The interim financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the inteim period presented. All such adjustments are of a normal recurring nature. The results of operations for the period ended June 30, 2000 are not necessarily indicative of the results of a full year's operations.

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

Item 2.
                         DECATUR FIRST BANK GROUP, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                For the Six Months Ended June 30, 2000 and 1999

Financial Condition

     Total assets at June 30, 2000 were $59,623,595 representing a $9,864,699 (20%) increase from December 31, 1999. Deposits increased $4,620,917 (12%) and loans increased $5,815,032 (24%) from December 31, 1999 to June 30, 2000. The allowance for loan losses at June 30, 2000 totaled $524,087, representing 1.5% of total loans compared to December 31, 1999 totals of $373,156, which represented 1.7% of total loans. Cash and cash equivalents increased $3,299,031 from December 31, 1999 to June 30, 2000.

     There were no related party loans or other loans which were considered nonperforming at June 30, 2000.

Results of Operations

     Net income for the six months ended June 30, 2000 was $114,420, compared to a net loss of $41,883 for the same period in 1999. The increase in net income was primarily associated with an increase in net interest income ($541,000). These increases were offset by $234,000 in additional other expenses as well as an increase in provision for loan losses of $35,000.

     For the six months ended June 30, 2000, the Bank's yield on earning assets was 8.3% while the cost of funding sources was 4.12%. While the net interest spread was 4.18%, the net interest margin, which considers the effect of non-interest bearing deposits, was 5.24%, an increase of 111 basis points as compared to the same period in the prior year. The increase in the net interest margin was due to an increase in the amount of outstanding loans and the proportion of outstanding loans as well as an increase in non-interest bearing deposits relative to total deposits. Net interest income increased $541,000 for the six months ended June 30, 2000 over the same period for 1999 primarily due to the volume of earning assets and interest bearing liabilities. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the first year.

     Other income decreased approximately $45,000 for the six months ended June 30, 2000, compared to the same period for 1999 due to a reduction in fees from the sale of SBA loans. This decrease was offset with an increase in service charges on deposit accounts of approximately $32,000 related to an increase in the number of accounts.

     Other expense increased approximately $234,000 for the six months ended June 30, 2000, compared to the same period for 1999, primarily due to an increase in the volume of business, which led to additional expense necessary to service new business.

Capital

     The following tables present Decatur First's regulatory capital position at June 30, 2000:

     Risk-Based Capital Ratios
     -------------------------

     Tier 1 Tangible Capital, Actual                     19.65%
     Tier 1 Tangible Capital minimum requirement          4.00%
                                                         -----

     Excess                                              15.65%
                                                         =====

     Total Capital, Actual                               20.83%
     Total Capital minimum requirement                    8.00%
                                                         -----

     Excess                                              12.83%
                                                         =====
  Leverage Ratio
  --------------

     Tier 1 Tangible Capital to adjusted total assets
       ("Leverage Ratio")                                15.22%
     Minimum leverage requirement                         4.00%
                                                         -----

     Excess                                              11.22%
                                                         =====

                          PART II.  OTHER INFORMATION

                         DECATUR FIRST BANK GROUP, INC.



Item 1.  Legal Proceedings
         -----------------
         None

Item 2.  Changes in Securities
         ---------------------
         During the three months ended June 30, 2000 Decatur First granted 100 shares of its common stock, $5.00 par value, to selected employees as compensation for their services to the Bank. Since the Company only granted the shares to employees, the transactions did not involve a public offering, and therefore were exempt from registration under
         Section 4(2) of the Securities Act of 1933. The following table sets forth the number of shares issued to employees on the dates indicated:

         Date             Number of Shares
         ----             ----------------

         Jan. 18, 2000           40
         April 19, 2000         100

         Additionally, on June 6, 2000, Decatur First sold 140 shares of its common stock being held as treasury shares to an employee. This sale of 140 shares for cash consideration of $1,820.00 did not involve a public offering, and therefore was exempt from registration under Section 4(2) of the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities
         -------------------------------
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         a. On May 2, 2000, Decatur First held its annual meeting of shareholders at which the following five Class II directors nominees were elected to a three year term expiring in 2003 by the vote indicated:

                                      For      Withheld       Total
                                    -------    --------      -------
           Merriell Autrey, Jr.     675,756     266,873      942,629
           John Walter Drake        675,756     266,873      942,629
           William F. Floyd         675,756     266,873      942,629
           Robert E. Lanier         675,756     266,873      942,629
           Roger K. Quillen         675,756     266,873      942,629

Item 5.  Other Information
         -----------------
         Shareholder proposals submitted for consideration at Decatur First's 2001 Annual Meeting of Shareholders must be received by Decatur First no later than December 1, 2000, to be included in the 2001 proxy materials. A shareholder must notify Decatur First before February 1, 2001 if the shareholder has a proposal to present at the 2001 Annual Meeting which the shareholder intends to present other than by inclusion in Decatur First's proxy material. If Decatur First does not receive notice prior to February 1, 2001, proxies solicited by the management of Decatur First will confer discretionary authority upon the management of Decatur First to vote upon any such proposal.


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         Exhibit
         Number
         -------

           27       Financial Data Schedule (for SEC purposes only)

         No reports on Form 8-K were filed during the quarter for which this report was filed.

                         DECATUR FIRST BANK GROUP, INC.

                                   SIGNATURES

   In accordance with the requirements of the Exchange Act, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      DECATUR FIRST BANK GROUP, INC.



                                      By: /s/ Judy B. Turner
                                         --------------------------------------
                                         Judy B. Turner
                                         President, Chief Executive Officer and
                                          Principal Accounting Officer


                                      Date:  August 14, 2000
                                           -----------------------------------