Form 10QSB
period 2000-09-30
DECATUR FIRST BANK GROUP INC
filed 2000-11-14
CIK 1024918

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-QSB

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 2000

                                       OR

            [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Transition Period from ____________ to ___________

                        Commision file number 000-24139

                         Decatur First Bank Group, Inc.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

             Georgia                                   58-2254289
   ----------------------------           -----------------------------------
     (State of Incorporation)             (I.R.S. Employer Identification No.)


       1120 Commerce Drive                                30030
        Decatur, Georgia                  ------------------------------------
   ----------------------------                         (Zip Code)
      (Address of principal
        executive offices)


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

             Common stock, par value $5 per share:   932,905 shares
                       outstanding as of October 31, 2000

                 Transitional Small Business Disclosure Format
                                  (check one)
                              Yes        No   XX
                                  ----       ----

                         DECATUR FIRST BANK GROUP, INC.

                                     INDEX

                                                                               Page No.
                                                                               --------

PART I        FINANCIAL INFORMATION

   Item 1.    Financial Statements

              Balance Sheet (unaudited) at September 30, 2000                         3

              Statements of Operations (unaudited) for the Three Months
                and the Nine Months Ended September 30, 2000 and 1999                 4

              Statements of Comprehensive Income (unaudited) for the Nine
                Months Ended September 30, 2000 and 1999                              5

              Statements of Cash Flows (unaudited) for the Nine Months
                Ended September 30, 2000 and 1999                                     6

              Notes to Financial Statements (unaudited)                               7

   Item 2.    Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                 8

PART II.      OTHER INFORMATION

   Item 1.    Legal Proceedings                                                      10

   Item 2.    Changes in Securities                                                  10

   Item 3.    Defaults Upon Senior Securities                                        10

   Item 4.    Submission of Matters to a Vote of Security Holders                    10

   Item 5.    Other Information                                                      10

   Item 6.    Exhibits and Reports on Form 8-K                                       10



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

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                         DECATUR FIRST BANK GROUP, INC.
                                 Balance Sheet
                               September 30, 2000
                                  (Unaudited)

                                     Assets
                                     ------

Cash and due from banks                              $ 5,109,523
Federal funds sold                                     1,750,000
                                                     -----------

     Cash and cash equivalents                         6,859,523

Investment securities available for sale              17,747,853
Loans, net                                            33,952,054
Premises and equipment, net                            1,919,507
Accrued interest receivable and other assets           1,444,438
                                                     -----------

                                                     $61,923,375
                                                     ===========

           Liabilities and Stockholders' Equity
           ------------------------------------

Liabilities:
   Deposits:
     Noninterest-bearing                             $ 9,967,884
     Interest-bearing                                 37,943,719
                                                     -----------

     Total deposits                                   47,911,603

   FHLB Advances                                       5,000,000
   Accrued interest payable and other liabilities        388,232
                                                     -----------

     Total liabilities                                53,299,835
                                                     -----------

Stockholders' equity:
   Preferred stock, no par value; authorized
     2,000,000 shares; no issued shares                        -
   Common stock, $5 par value; authorized
     10,000,000 shares; issued 942,905 shares          4,714,525
   Additional paid-in capital                          4,677,601
   Accumulated deficit                                  (384,174)
   Treasury stock (10,000 shares), at cost              (125,000)
   Accumulated comprehensive income                     (259,412)
                                                     -----------

     Total stockholders' equity                        8,623,540
                                                     -----------

                                                     $61,923,375
                                                     ===========

See accompanying notes to financial statements.

                         DECATUR FIRST BANK GROUP, INC.

                            Statements of Operations

   For the Three Months and the Nine Months Ended September 30, 2000 and 1999
                                  (Unaudited)



                                                     Three Months           Nine Months
                                                  Ended September 30    Ended September 30
                                                 --------------------  ---------------------

                                                       2000     1999        2000       1999
                                                 ----------  -------   ---------  ---------
Interest income:
     Interest and fees on loans                  $  863,729  423,556   2,291,133    981,675
     Interest on federal funds sold                  60,718   34,497     132,349     97,025
     Investment securities                          274,020  250,280     826,502    831,002
                                                 ----------  -------   ---------  ---------

     Total interest income                        1,198,467  708,333   3,249,984  1,909,702
                                                 ----------  -------   ---------  ---------

Interest expense on deposits                        372,322  236,295   1,014,532    671,239
Interest expense on borrowings                       76,178        -     178,479          -
                                                 ----------  -------   ---------  ---------

     Total interest expense                         448,500  236,295   1,193,011    671,239
                                                 ----------  -------   ---------  ---------

     Net interest income                            749,967  472,038   2,056,973  1,238,463

Provision for loan losses                            50,000    5,000     200,000    120,090
                                                 ----------  -------   ---------  ---------
     Net interest income after provision
      for loan losses                               699,967  467,038   1,856,973  1,118,373
                                                 ----------  -------   ---------  ---------

Other income:
     Service charges on deposit accounts             55,235   29,860     145,454     88,771
     Securities gains (losses)                            -     (604)          -     (2,939)
     Gain on sales of loans                               -   46,918      47,467    165,691
     Other operating income                          20,090   28,211      41,319     57,258
                                                 ----------  -------   ---------  ---------

          Total other income                         75,325  104,385     234,240    308,781
                                                 ----------  -------   ---------  ---------

Other expense:
     Salaries and other personnel expense           313,042  252,732     877,991    677,885
     Net occupancy and equipment expense             77,771   68,416     211,301    157,683
     Other operating expense                        237,278  169,563     670,174    552,757
                                                 ----------  -------   ---------  ---------

          Total other expense                       628,091  490,711   1,759,466  1,388,325
                                                 ----------  -------   ---------  ---------

          Earnings (loss) before income taxes       147,201   80,712     331,747     38,829

          Income tax expense                         57,391        -     127,517          -
                                                 ----------  -------   ---------  ---------

          Net earnings (loss)                    $   89,810   80,712     204,230     38,829
                                                 ==========  =======   =========  =========

Earnings (loss) per common share:
     Average outstanding shares                     938,904  942,034     941,308    942,184
     Net earnings (loss) per share               $      .10     0.09        0.22       0.04
                                                 ==========  =======   =========  =========

See accompanying notes to financial statements.

                         DECATUR FIRST BANK GROUP, INC.

                       Statements of Comprehensive Income

             For the Nine Months Ended September 30, 2000 and 1999

                                                               2000       1999
                                                           --------   --------

Net earnings (loss)                                        $204,230     38,829
Other comprehensive income, net of tax:
 Unrealized gains (losses) on investment
   securities available-for-sale:
    Unrealized gains (losses) arising during the period     228,818   (564,220)
    Less: Income tax expense related to investment
     securities available for sale                          (86,951)         -
    Less: Reclassification adjustment for gains
     included in net earnings                                     -     (2,939)
                                                           --------   --------

Other comprehensive income (loss)                           141,867   (567,159)
                                                           --------   --------

Comprehensive income (loss)                                $346,097   (528,330)
                                                           ========   ========



See accompanying notes to financial statements.

                         DECATUR FIRST BANK GROUP, INC.
                            Statements of Cash Flows
             For the Nine Months Ended September 30, 2000 and 1999
                                  (Unaudited)

                                                                                     2000         1999
                                                                             ------------   ----------

Cash flows from operating activities:
   Net earnings (loss)                                                       $    204,230       38,830
     Adjustments to reconcile net earnings (loss) to net
      cash provided by operating activities:
       Provision for loan losses                                                  200,000      120,000
       Depreciation, amortization and accretion                                   146,353      159,726
       Securities losses                                                                -        2,939
       Change in other                                                            (65,410)     111,516
                                                                             ------------   ----------

              Net cash provided by operating activities                           485,173      433,101
                                                                             ------------   ----------

Cash flows from investing activities:
   Proceeds from sales, maturities and paydowns
     of investment securities available for sale                                2,269,875    6,604,405
   Purchases of investment securities available for sale                       (2,729,958)  (5,275,017)
   Change in loans                                                             (9,504,216)  (9,628,567)
   Purchases of premises and equipment                                            (82,416)  (1,003,999)
                                                                             ------------   ----------

              Net cash used by investing activities                           (10,046,715)  (9,303,178)
                                                                              -----------   ----------

Cash flows from financing activities:
   Net change in deposits                                                       6,687,236    3,699,156
   Net change in borrowings                                                     5,000,000            -
   Issuance of stock awards                                                         4,038        5,000
   Purchase of treasury shares                                                   (123,180)      (1,600)
                                                                             ------------   ----------

              Net cash provided by financing activities                        11,568,094    3,702,556
                                                                             ------------   ----------

Net change in cash and cash equivalents                                         2,006,552   (5,167,521)

Cash and cash equivalents at beginning of the period                            4,852,971    7,629,634
                                                                             ------------   ----------

Cash and cash equivalents at end of period                                   $  6,859,523    2,462,113
                                                                             ============   ==========

Noncash investing activities:
   Change in unrealized loss on securities available for sale, net of tax    $    141,867     (567,159)



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

     The interim financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the inteim period presented. All such adjustments are of a normal recurring nature. The results of operations for the period ended September 30, 2000 are not necessarily indicative of the results of a full year's operations.

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

Item 2.

                         DECATUR FIRST BANK GROUP, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

             For the Nine Months Ended September 30, 2000 and 1999


Financial Condition

   Total assets at September 30, 2000 were $61,923,375 representing a $12,164,479 (24%) increase from December 31, 1999. Deposits increased $6,687,236 (16%) and loans increased $9,527,911 (38%) from December 31, 1999 to September 30, 2000. The allowance for loan losses at September 30, 2000 totaled $574,087, representing 1.7% of total loans compared to December 31, 1999 totals of $373,156, which represented 1.7% of total loans. Cash and cash equivalents increased $2,006,552 from December 31, 1999 to September 30, 2000.

   At September 30, 2000, the Bank had one loan totaling $95,000 that had been placed in nonaccrual status. Other than this loan, there were no related party loans or other loans which were considered nonperforming at September 30, 2000.

Results of Operations

     Net income for the nine months ended September 30, 2000 was $204,230, compared to a net income of $38,829 for the same period in 1999. The increase in net income was primarily associated with an increase in net interest income ($818,510). This increase was offset by $371,141 in additional other expenses as well as an increase in provision for loan losses of $80,000.

     For the nine months ended September 30, 2000, the Bank's yield on earning assets was 8.4% while the cost of funding sources was 4.20%. While the net interest spread was 4.16%, the net interest margin, which considers the effect of non-interest bearing deposits, was 5.25%, an increase of 112 basis points as compared to the same period in the prior year. The increase in the net interest margin was due to an increase in the amount of outstanding loans and the proportion of outstanding loans as well as an increase in non-interest bearing deposits relative to total deposits. Net interest income increased $818,510 for the nine months ended September 30, 2000 over the same period for 1999 primarily due to the volume of earning assets and interest bearing liabilities.
Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the first year.

     Other income decreased approximately $75,000 for the nine months ended September 30, 2000, compared to the same period for 1999 due to a reduction in fees from the sale of SBA loans. This overall decrease was caused by a reduction in the sale of SBA loans of $119,000, and was offset by an increase in service charges on deposit accounts of approximately $56,000 related to an increase in the number of accounts.

     Other expense increased approximately $371,000 for the nine months ended September 30, 2000, compared to the same period for 1999, primarily due to an increase in the volume of business, which led to additional expense necessary to service new business.

Capital

   The following tables present Decatur First's regulatory capital position at September 30, 2000:

   Risk-Based Capital Ratios
   -------------------------

   Tier 1 Tangible Capital, Actual                     17.77%
   Tier 1 Tangible Capital minimum requirement          4.00%
                                                       -----

   Excess                                              13.77%
                                                       =====

   Total Capital, Actual                               18.93%
   Total Capital minimum requirement                    8.00%
                                                       -----

   Excess                                              10.93%
                                                       =====


  Leverage Ratio
  --------------

   Tier 1 Tangible Capital to adjusted total assets
    ("Leverage Ratio")                                 14.56%
   Minimum leverage requirement                         4.00%
                                                       -----

   Excess                                              10.56%
                                                       =====

                          PART II.  OTHER INFORMATION

                         DECATUR FIRST BANK GROUP, INC.



Item 1.  Legal Proceedings
         -----------------

         None

Item 2.  Changes in Securities
         ---------------------

         None.

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         There were no matters submitted to shareholders during the third quarter of 2000.

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

         Exhibit
         Number
         ------

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

                                      DECATUR FIRST BANK GROUP, INC.



                                      By: /s/ Judy B. Turner
                                          --------------------------------------
                                          Judy B. Turner
                                          President, Chief Executive Officer and
                                           Principal Accounting Officer


                                      Date: November 13, 2000
                                            ------------------------------------