Form 10KSB
period 2000-12-31
DECATUR FIRST BANK GROUP INC
filed 2001-03-30
CIK 1024918

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                   FORM 10-KSB

(Mark  One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For  fiscal  year  ended  DECEMBER  31,  2000
                          -------------------

[_] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  transition  period  from                to
                                        --------------    ----------------

     Commission  file  number     000-24139
                               --------------

                         DECATUR FIRST BANK GROUP, INC.
                         ------------------------------
                 (Name of Small Business Issuer in Its Charter)

             GEORGIA                                    58-2254289
----------------------------------------    ------------------------------------
  (State  or  Other  Jurisdiction of        (I.R.S. Employer Identification No.)
  Incorporation  or  Organization)

  1120 COMMERCE DRIVE, DECATUR, GEORGIA                   30030
----------------------------------------    ------------------------------------
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or a information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

State  issuer's  revenues  for  its  most  recent  fiscal  year:   $4,907,403
                                                                   ----------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: THE AGGREGATE MARKET VALUE OF THE COMPANY'S COMMON STOCK HELD BY NON-AFFILIATES WAS APPROXIMATELY $8,631,025 AS OF MARCH 23, 2001 BASED ON A PURCHASE OF THE COMMON STOCK ON FEBRUARY 7, 2001 AT $13.00 PER SHARE.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 943,465 AS OF MARCH 23, 2001.

     Transitional Small Business Disclosure format (check one):  Yes     No  X
                                                                     ---    ---

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2000 are incorporated by reference into Part I and II. Portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held April 24, 2001, are incorporated by reference into Part III.

                                 TABLE OF CONTENTS

                                                                                  Page
                                                                                  ----


PART I. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1

  ITEM 1.     DESCRIPTION OF BUSINESS . . . . . . . . . . . . . . . . . . . . . .   1
  ITEM 2.     DESCRIPTION OF PROPERTIES . . . . . . . . . . . . . . . . . . . . .  11
  ITEM 3.     LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . .  12
  ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . . .  12

PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

  ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
  ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . . . . .  12
  ITEM 7.     FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . . . . .  13
  ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURE. . . . . . . . . . . . . . . . . . . . . . . .  13

PART III. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

  ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
              COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT . . . . . . . . .  13
  ITEM 10.    EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . . . . . . .  13
  ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT . .   14
  ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . . .   14
  ITEM 13.    EXHIBITS, LISTS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . .   15

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

MARKET  AREA  AND  COMPETITION

     The Bank is located in Decatur, Georgia. The Bank's primary market area is defined as the five mile radius from the center of Decatur, Georgia. Decatur is the county seat of DeKalb County and is located 12 miles east of downtown Atlanta, Georgia. The City of Decatur is approximately four square miles in size and includes over 12 distinct neighborhoods. The Bank competes for deposits and loan customers with other financial institutions whose resources are equal to or greater than those available to the Bank and the Company. According to information provided by the FDIC, as of June 30, 2000, Decatur was serviced by 11 financial institutions with a total of 33 offices in Decatur. As of June 30, 2000, total deposits within Decatur for these institutions were $1.4 billion of which $45.9 million were held by the Bank. These financial institutions offer all of the services that the Bank offers. Management believes that the Bank's local ownership and management as well as its focus on personalized service helps it to compete with these institutions and to attract deposits and loans in our market area.

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

     The Bank's legal lending limits are 15% of its statutory capital base for unsecured loans and 25% of its statutory capital base for loans fully secured by good collateral. The Bank's statutory capital base is the lower of the sum of its common stock, paid-in capital, appropriated retained earnings, and capital debt, or the amount of the Bank's net assets. As of December 31, 2000, the Bank's legal lending limits were approximately $1.176 million for unsecured loans and approximately $1.960 million for secured loans. While the Bank generally employs more conservative lending limits, the Board of Directors has discretion to lend up to the legal lending limits as described above.

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

                                    EMPLOYEES

     At December 31, 2000, the Company employed 23 full-time employees and 2 part-time employees. The Company considers its relationship with its employees to be excellent.

                           SUPERVISION AND REGULATION

     Both the Company and the Bank are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws are generally intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

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

     ACQUISITIONS OF BANKS. The Bank Holding Company Act requires every bank holding company to obtain the Federal Reserve's prior approval before:

     - Acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank's voting shares;

     -    Acquiring  all  or  substantially  all  of  the assets of any bank; or

     -    Merging  or  consolidating  with  any  other  bank  holding  company.

     Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly or, substantially lessen competition or otherwise function as a restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve's consideration of financial resources generally focuses on capital adequacy, which is discussed below.

     Under the Bank Holding Company Act, if adequately capitalized and adequately managed, the Company or any other bank holding company located in Georgia may purchase a bank located outside of Georgia. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Georgia may purchase a bank located inside Georgia. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits.

     For example, Georgia law prohibits a bank holding company from acquiring control of a financial institution until the target financial institution has been incorporated for five years. As a result, no bank holding company may acquire control of the Company until after the fifth anniversary date of the Bank's incorporation.

     CHANGE IN BANK CONTROL. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

     - The bank holding company has registered securities under Section 12 of the Securities Act of 1934; or

     - No other person owns a greater percentage of that class of voting securities immediately after the transaction.

Our common stock is registered under the Securities Exchange Act of 1934. The regulations provide a procedure for challenge of the rebuttable control presumption.

     PERMITTED ACTIVITIES. Since we have not qualified or elected to become a financial holding company, we are generally prohibited under the Bank Holding Company Act, from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in any activity other than:

     -    Banking  or  managing  or  controlling  banks;  and

     - An activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

     Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

     -    Factoring  accounts  receivable;

     - Making, acquiring, brokering or servicing loans and usual related activities;

     -    Leasing  personal  or  real  property;

     - Operating a non-bank depository institution, such as a savings association;

     -    Trust  company  functions;

     -    Financial  and  investment  advisory  activities;

     -    Conducting  discount  securities  brokerage  activities;

     - Underwriting and dealing in government obligations and money market instruments;

     -    Providing  specified  management consulting and counseling activities;

     -    Performing  selected  data  processing  services and support services;

     - Acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

     -    Performing  selected  insurance  underwriting  activities.

     Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company's continued ownership, activity or control constitutes a serious risk to the financial safety, soundness, or stability of it or any of its bank subsidiaries.

     Generally, if the Company qualifies and elects to become a financial holding company, it may engage in activities that are financial in nature or incidental or complementary to financial activity. The Bank Holding Company Act expressly lists the following activities as financial in nature:

     -    Lending,  trust  and  other  banking  activities;

     - Insuring, guaranteeing, or indemnifying against loss or harm, or providing and issuing annuities, and acting as principal, agent, or broker for these purposes, in any state;

     -    Providing  financial,  investment,  or  advisory  services;

     - Issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;

     -    Underwriting,  dealing  in  or  making  a  market  in  securities;

     - Other activities that the Federal Reserve may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks;

     - Foreign activities permitted outside of the United States if the Federal Reserve has determined them to be usual in connection with banking operations abroad;

     -    Merchant  banking  through  securities  or  insurance  affiliates; and

     -    Insurance  company  portfolio  investments.

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

     SUPPORT OF SUBSIDIARY INSTITUTIONS. Under Federal Reserve policy, the Company is expected to act as a source of financial strength for the Bank and to commit resources to support the Bank. This support may be required at times when, without this Federal Reserve policy, the Company might not be inclined to provide it. In addition, any capital loans made by the Company to the Bank will be repaid only after its deposits and various other obligations are repaid in full. In the unlikely event of the Company's bankruptcy, any commitment by it to a federal bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

THE  BANK

     Since the Bank is a commercial bank chartered under the laws of the State of Georgia, it is primarily subject to the supervision, examination and reporting requirements of the FDIC and the Georgia Department of Banking and Finance. The FDIC and Georgia Department of Banking and Finance regularly examine the Bank's operations and have the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. Both regulatory agencies have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Additionally, the Bank's deposits are insured by the FDIC to the maximum extent provided by law. The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations.

     BRANCHING. Under current Georgia law, the Bank may open branch offices throughout Georgia with the prior approval of the Georgia Department of Banking and Finance. In addition, with prior regulatory approval, the Bank may acquire branches of existing banks located in Georgia. The Bank and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the applicable states' laws. Georgia law, with limited exceptions, currently permits branching across state lines through interstate mergers.

     Under the Federal Deposit Insurance Act, states may "opt-in" and allow out-of-state banks to branch into their state by establishing a new start-up branch in the state. Currently, Georgia has not opted-in to this provision. Therefore, interstate merger is the only method through which a bank located outside of Georgia may branch into Georgia. This provides a limited barrier of entry into the Georgia banking market, which protects us from an important segment of potential competition. However, because Georgia has elected not to opt-in, our ability to establish a new start-up branch in another state may be limited. Many states that have elected to opt-in have done so on a reciprocal basis, meaning that an out-of-state bank may establish a new start-up branch only if their home state has also elected to opt-in. Consequently, until Georgia changes its election, the only way we will be able to branch into states that have elected to opt-in on a reciprocal basis will be through interstate merger.

     PROMPT CORRECTIVE ACTION. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories, well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, in which all institutions are placed. The federal banking agencies have specified by regulation the relevant capital levels for each of the categories. At December 31, 2000, we qualified for the well-capitalized category.

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

     An institution in any of the undercapitalized categories is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company's obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets at the time it became undercapitalized or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

     FDIC INSURANCE ASSESSMENTS. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.96 cents per $100 of deposits for the first quarter of 2001.

     The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

     COMMUNITY REINVESTMENT ACT. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve or the FDIC shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank. Since our aggregate assets are not more than $250 million, under the Gramm-Leach-Bliley Act, we are subject to a Community Reinvestment Act examination only once every 60 months if we receive an outstanding rating, once every 48 months if we receive a satisfactory rating and as needed if our rating is less than satisfactory. Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements.

     OTHER REGULATIONS. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank's loan operations are also subject to federal laws applicable to credit transactions, such as:

     - The federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

     - The Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

     - The Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

     - The Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

     - The Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

     - The rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

The  deposit  operations  of  the  Bank  are  subject  to:

     - The Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

     - The Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

CAPITAL  ADEQUACY

     The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve, in the case of the Company, and the FDIC and Georgia Department of Banking and Finance, in the case of the Bank. The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. Since the Company's consolidated total assets are less than $150 million, under the Federal Reserve's capital guidelines, our capital adequacy is measured on a bank-only basis, as opposed to a consolidated basis. The Bank is also subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

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

     The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common shareholders' equity, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock and hybrid capital and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2000 our ratio of total capital to risk-weighted assets was 19.2% and our ratio of Tier 1 Capital to risk-weighted assets was 18.1%.

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2000, our leverage ratio was 13.6%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

     The Bank and the Company are also both subject to leverage capital guidelines issued by the Georgia Department of Banking and Finance, which provide for minimum ratios of Tier 1 capital to total assets.

     Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and certain other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements. See "-Prompt Corrective Action."

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

     If, in the opinion of the federal banking regulator, the Bank were engaged in or about to engage in an unsafe or unsound practice, the federal banking regulator could require, after notice and a hearing, that it cease and desist from its practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See "-Prompt Corrective Action" above.

     The Georgia Department of Banking and Finance also regulates the Bank's dividend payments and must approve dividend payments that would exceed 50% of the Bank's net income for the prior year. Our payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

     At December 31, 2000, the Bank was not able to pay dividends to the Company without prior regulatory approval.

RESTRICTIONS  ON  TRANSACTIONS  WITH  AFFILIATES

     The Company and the Bank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

     -    Loans  or  extensions  of  credit  to  affiliates;

     -    Investment  in  affiliates;

     - The purchase of assets from affiliates, except for real and personal property exempted by the Federal Reserve;

     - Loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

     - Any guarantee, acceptance or letter of credit issued on behalf of an affiliate.

     The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank's capital and surplus and, as to all affiliates combined, to 20% of a bank's capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Company must also comply with other provisions designed to avoid the taking of low-quality assets.

     The Company and the Bank are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

     The Bank is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

PRIVACY

     Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers.

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

EFFECT  OF  GOVERNMENTAL  MONETARY  POLICES

     Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank's monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

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

     During fiscal year 2000 the Company granted 140 shares of its Common Stock, $5.00 par value, to selected employees as compensation for their services to the Bank. Since the Company only granted the shares to employees, the transactions did not involve a public offering, and therefore were exempt from registration under Section 4(2) of the Securities Act of 1933. The following table sets forth the number of shares issued to employees during the periods indicated.

                                          NUMBER
                               DATE     OF SHARES
                               ----     ---------

                              1/18/00      40
                              4/19/00     100

     Additionally, on March 15, 2000, the Company granted an employee an option to purchase an aggregate of 500 shares of its Common Stock, $5.00 par value. The option is exercisable at $12.00 per share, vests in equal 33% annual increments beginning on March 27, 2001 and has a maximum term of ten years. Since the option was granted to an employee, the transaction did not involve a public offering, and therefore was exempt from registration under Section 4(2) of the Securities Act of 1933.

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

     Report  of  Independent  Certified  Public  Accountants

     Consolidated  Balance  Sheets  as  of  December  31,  2000  and  1999

     Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998

     Consolidated Statements of Comprehensive Income for the years ended December 31, 2000, 1999 and 1998

     Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2000, 1999, and 1998

     Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

     Notes  to  Consolidated  Financial  Statements


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             Not  Applicable.


                                    PART III

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
             COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

     The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 2001, under the following headings, and are incorporated herein by reference.

     "Proposal One: Election of Directors - Class III Director Nominees, - Class I Continuing Directors, and - Class II Continuing Directors," at pages 3 through 4.

     "Executive  Officers,"  at  page  5.

     "Section  16(a)  Beneficial  Ownership  Reporting  Compliance," at page 10.

ITEM  10.     EXECUTIVE  COMPENSATION

     The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 2001, under the heading, "Compensation," at pages 6 through 7, and are incorporated herein by reference.

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

     The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 2001, under the headings, "Security Ownership of Certain Beneficial Owners," at pages 8 through 9, and are incorporated herein by reference.


ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 2001, under the headings, "Related Party Transactions," at page 10, and "Executive Compensation," at pages 6 through 7, and are incorporated herein by reference.

ITEM  13.     EXHIBITS,  LISTS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits

     Exhibit
     Number          Exhibit
     ------          -------

     3.1       Articles  of  Incorporation.  1/

     3.2       Bylaws  1/

     4.1 Instruments Defining the Rights of Security Holders. See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

     10.1 Agreement to Lease, dated August 20, 1996 between Daniel B. Pattillo and Decatur First Bank Group, Inc. 1/

     10.3* Employment Agreement, dated as of June 1, 1996 among Decatur First Bank (In Organization), Decatur First Bank Group, Inc and Judy B. Turner. 2/

     10.4*     1998  Stock  Incentive  Plan  3/

     10.5 Agreement to Modify and Enlarge the Main Office Facility, dated January 22, 1999 between Decatur First Bank and Malone
               Construction  Company  (Exhibits  omitted.)  4/

     13.1 Decatur First Bank Group, Inc. 2000 Annual Report to Shareholders. Except with respect to those portions specifically incorporated by reference into this Report, the Company's 2000 Annual Report to Shareholders is not deemed to be filed as part of this Report.

     22.1      Subsidiaries  of  Decatur  First  Bank  Group,  Inc.  3/


     23.1      Consent  of  Porter  Keadle  Moore,  LLP

     24.1 Power of Attorney (appears on the signature pages to this Annual Report on 10-KSB).

(b)     Reports  on  Form  8-K  filed  in  the  fourth  quarter  of  2000: None.

------------------------------------
*     Compensatory  plan  or  arrangement.

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



                                   DECATUR  FIRST  BANK  GROUP,  INC.




                                   By:  /s/  Judy  B.  Turner
                                        --------------------------------
                                        Judy  B.  Turner
                                        President  and  Chief
                                        Executive  Officer


                                   Date:  March 20, 2001



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

        Signature                       Title                 Date
        ---------                       -----                 ----

/s/  John  L.  Adams,  Jr.            Director           March  20,  2001
--------------------------                               ----------------
John  L.  Adams,  Jr.

/s/  Merriell  Autrey,  Jr.           Director           March  20,  2001
---------------------------                              ----------------
Merriell  Autrey,  Jr.

/s/  Mary  Bobbie  Bailey             Director           March  20,  2001
-------------------------                                ----------------
Mary  Bobbie  Bailey

        Signature                       Title                 Date
        ---------                       -----                 ----

/s/  James.  A.  Baskett              Director           March  20,  2001
------------------------                                 ----------------
James  A.  Baskett

/s/  John  Walter  Drake              Director           March  20,  2001
------------------------                                 ----------------
John  Walter  Drake

/s/  William  F.  Floyd               Director           March  20,  2001
-----------------------                                  ----------------
William  F.  Floyd

/s/  Robert  E.  Lanier               Director           March  20,  2001
-----------------------                                  ----------------
Robert  E.  Lanier

/s/  Carol  G.  Nickola               Director            March  20  2001
-----------------------                                   ---------------
Carol  G.  Nickola

/s/  Lynn  Pasqualetti                Director            March  20  2001
----------------------                                    ---------------
Lynn  Pasqualetti

/s/  Roger  K.  Quillen               Director            March  20  2001
-----------------------                                   ---------------
Roger  K.  Quillen

/s/  James  T.  Smith,  III           Director           March  20,  2001
---------------------------                              ----------------
James  T.  Smith,  III

/s/  Kirby  A.  Thompson              Director           March  20,  2001
------------------------                                 ----------------
Kirby  A.  Thompson

/s/  Judy  B.  Turner        Director, President and     March  20,  2001
---------------------        Chief Executive Officer     ----------------
Judy  B.  Turner              (Principal Executive,
                                  Financial and
                               Accounting  Officer)

                                  EXHIBIT INDEX
                                  -------------



Exhibit
Number    Exhibit
------    -------

3.1       Articles  of  Incorporation.  1/

3.2       Bylaws.  1/

4.1 Instruments Defining the Rights of Security Holders. See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

10.1 Agreement to Lease, dated August 20, 1996 between Daniel B. Pattillo and Decatur First Bank Group, Inc. 1/

10.3* Employment Agreement, dated as of June 1, 1996 among Decatur First Bank (In Organization), Decatur First Bank Group, Inc and Judy B. Turner. 2/

10.4*     1998  Stock  Incentive  Plan  3/

10.5 Agreement to Modify and Enlarge the Main Office Facility, dated January 22, 1999 between Decatur First Bank and Malone Construction
          Company  (Exhibits  omitted.)  4/

13.1 Decatur First Bank Group, Inc. 2000 Annual Report to Shareholders. Except with respect to those portions specifically incorporated by reference into this Report, the Company's 2000 Annual Report to Shareholders is not deemed to be filed as part of this Report.

22.1      Subsidiaries  of  Decatur  First  Bank  Group,  Inc.  3/

23.1      Consent  of  Porter  Keadle  Moore,  LLP

24.1 Power of Attorney (appears on the signature pages to this Annual Report on 10-KSB).



----------------------------------

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