Form 10QSB
period 2001-03-31
DECATUR FIRST BANK GROUP INC
filed 2001-05-15
CIK 1024918

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-QSB

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 2001

                                       OR

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period from _________________ to _________________

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

            Common stock, par value $5 per share:   943,464 shares
                         outstanding as of May 7, 2001

                 Transitional Small Business Disclosure Format
                                  (check one)
                               Yes       No  XX
                                   ----     ----

                        DECATUR FIRST BANK GROUP, INC.

                                     INDEX

                                                                                   Page No.
                                                                                   --------

PART I        FINANCIAL INFORMATION

   Item 1.    Financial Statements

              Consolidated Balance Sheet (unaudited) at March 31, 2001                    3

              Consolidated Statements of Earnings (unaudited) for the Three
              Months Ended March 31, 2001 and 2000                                        4

              Consolidated Statements of Comprehensive Income (unaudited) for the
              Three Months Ended March 31, 2001 and 2000                                  5

              Consolidated Statements of Cash Flows (unaudited) for the Three
              Months Ended March 31, 2001 and 2000                                        6

              Notes to Consolidated Financial Statements (unaudited)                      7

   Item 2.    Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                       8

PART II.      OTHER INFORMATION

   Item 1.    Legal Proceedings                                                          10

   Item 2.    Changes in Securities                                                      10

   Item 3.    Defaults Upon Senior Securities                                            10

   Item 4.    Submission of Matters to a Vote of Security Holders                        10

   Item 5.    Other Information                                                          10

   Item 6.    Exhibits and Reports on Form 8-K                                           10


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

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                         DECATUR FIRST BANK GROUP, INC.

                           Consolidated Balance Sheet

                                 March 31, 2001
                                  (Unaudited)

                          Assets
                          ------
Cash and due from banks                                    $ 5,355,943
Federal funds sold                                           9,051,000
                                                           -----------

     Cash and cash equivalents                              14,406,943

Interest-bearing deposits in banks                           1,139,590
Investment securities available-for-sale                    28,566,882
Loans, net                                                  33,936,054
Premises and equipment, net                                  2,075,215
Accrued interest receivable and other assets                 1,392,246
                                                           -----------

                                                           $81,516,930
                                                           ===========

           Liabilities and Stockholders' Equity
           ------------------------------------

Liabilities:

   Deposits:
     Noninterest-bearing                                   $12,596,628
     Interest-bearing                                       54,164,574
                                                           -----------

     Total deposits                                         66,761,202

   FHLB Advances                                             5,000,000
   Accrued interest payable and other liabilities              557,204
                                                           -----------

     Total liabilities                                      72,318,406
                                                           -----------

Stockholders' equity:
   Preferred stock, no par value; 2,000,000 authorized;
     no shares issued and outstanding                                -
   Common stock, $5 par value; authorized
     10,000,000 shares; 943,464 shares issued                4,717,320
   Additional paid-in capital                                4,682,073
   Accumulated deficit                                        (204,575)
   Treasury stock (10,000 shares), at cost                    (125,000)
   Accumulated other comprehensive income                      128,706
                                                           -----------

     Total stockholders' equity                              9,198,524
                                                           -----------

                                                           $81,516,930
                                                           ===========


See accompanying notes to consolidated financial statements.

                         DECATUR FIRST BANK GROUP, INC.

                      Consolidated Statements of Earnings

               For the Three Months Ended March 31, 2001 and 2000
                                  (Unaudited)


                                                                                             2001                 2000
                                                                                          ---------             -------
Interest income:
   Interest and fees on loans                                                            $  877,109             624,347
   Interest on investment securities                                                        384,256             264,655
   Other interest income                                                                    108,673              31,860
                                                                                         ----------             -------

   Total interest income                                                                  1,370,038             920,862
                                                                                         ----------             -------

Interest expense on deposits                                                                564,920             312,864
Interest expense on borrowings                                                               73,440              26,657
                                                                                         ----------             -------

   Total interest expense                                                                   638,360             339,521
                                                                                         ----------             -------

   Net interest income                                                                      731,678             581,341

Provision for loan losses                                                                    25,000              75,000
                                                                                         ----------             -------

   Net interest income after provision for loan losses                                      706,678             506,341
                                                                                         ----------             -------

Other income:
   Service charges on deposit accounts                                                       68,057              39,038
   Gain on sales of loans                                                                         -               9,281
   Other operating income                                                                    18,978              47,335
                                                                                         ----------             -------

       Total other income                                                                    87,036              95,654
                                                                                         ----------             -------

Other expense:
   Salaries and other personnel expense                                                     327,646             256,819
   Net occupancy and equipment expense                                                       83,364              63,301
   Other operating expense                                                                  232,362             203,428
                                                                                         ----------             -------

       Total other expense                                                                  643,372             523,548
                                                                                         ----------             -------

       Earnings before income taxes                                                         150,342              78,447

Income tax expense                                                                           57,126              29,810
                                                                                         ----------             -------

       Net earnings                                                                      $   93,216              48,637
                                                                                         ==========             =======

Earnings per common share:
   Average outstanding shares                                                               943,225             942,449

   Net earnings per share                                                                $     0.10                0.05
                                                                                         ==========             =======




See accompanying notes to consolidated financial statements.

                         DECATUR FIRST BANK GROUP, INC.

                Consolidated Statements of Comprehensive Income

               For the Three Months Ended March 31, 2001 and 2000
                                  (Unaudited)


                                                                                            2001                  2000
                                                                                          -------               -------
Net earnings                                                                             $ 93,216                48,637
Other comprehensive income, net of tax:
 Unrealized gains (losses) on investment
 securities available-for-sale:
   Unrealized gains (losses) arising during the period                                    339,576               (11,505)
   Less: Income tax expense related to
   investment securities available-for-sale                                               129,039                 4,372
                                                                                         --------               -------

Other comprehensive income (loss)                                                         210,537                (7,133)
                                                                                         --------               -------

Comprehensive income                                                                     $303,753                41,504
                                                                                         ========               =======



See accompanying notes to consolidated financial statements.

                         DECATUR FIRST BANK GROUP, INC.

                     Consolidated Statements of Cash Flows

               For the Three Months Ended March 31, 2001 and 2000
                                  (Unaudited)

                                                                                               2001                 2000
                                                                                           -----------           ----------
Cash flows from operating activities:
   Net earnings                                                                           $     93,216               48,637
     Adjustments to reconcile net earnings to
      net cash provided by operating activities:
        Provision for loan losses                                                               25,000               75,000
        Depreciation, amortization and accretion                                                25,353               49,655
        Provision for stock awards                                                               6,005                    -
        Change in other                                                                        (86,650)             209,836
                                                                                          ------------           ----------

            Net cash provided by operating activities                                           62,924              383,128
                                                                                          ------------           ----------

Cash flows from investing activities:
   Net change in interest-bearing deposits                                                  (1,139,590)                   -
   Proceeds from sales, maturities and paydowns
     of investment securities available-for-sale                                            11,030,000                    -
   Purchases of investment securities available-for-sale                                   (16,693,478)          (2,662,052)
   Net change in loans                                                                         831,486           (4,655,371)
   Purchases of premises and equipment                                                         (15,722)             (14,354)
                                                                                          ------------           ----------

            Net cash used by investing activities                                           (5,987,304)          (7,331,777)
                                                                                          ------------           ----------

Cash flows from financing activities:
   Net change in deposits                                                                    8,118,807            2,741,277
   Net change in borrowings                                                                          -            5,000,000
                                                                                          ------------           ----------

            Net cash provided by financing activities                                        8,118,807            7,741,277
                                                                                          ------------           ----------

Net change in cash and cash equivalents                                                      2,194,427              792,628

Cash and cash equivalents at beginning of the period                                        12,212,516            4,852,971
                                                                                          ------------           ----------

Cash and cash equivalents at end of the period                                            $ 14,406,943            5,645,599
                                                                                          ============           ==========

Noncash investing activities:
   Change in unrealized gain/loss on securities
     available-for-sale, net of tax                                                       $    210,537               (7,133)



See accompanying notes to consolidated financial statements.

                         DECATUR FIRST BANK GROUP, INC.

                   Notes to Consolidated Financial Statements
                                  (Unaudited)


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

     The interim financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the periods ended March 31, 2001 and 2000 are not necessarily indicative of the results of a full year's operations.

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

Item 2.
                         DECATUR FIRST BANK GROUP, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

               For the Three Months Ended March 31, 2001 and 2000

Financial Condition

   Total assets at March 31, 2001 were $81,517,000, representing a $8,497,000 (11.6%) increase from December 31, 2000. Deposits increased $8,119,000 (13.8%) from December 31, 2000. Loans decreased $856,000 (2.5%). The allowance for loan losses at March 31, 2001 totaled $560,000, representing 1.62% of total loans compared to December 31, 2000 totals of $535,000, which represented 1.51% of total loans. Cash and cash equivalents increased $2,194,000 from December 31, 2000.

   There were no related party loans or other loans which were considered nonperforming at March 31, 2001.

Results of Operations

   For the three months ended March 31, 2001, the Bank's net interest spread was 3.22%, while net interest margin, which considers the effect of non-interest bearing deposits, was 4.17%.

   Net income for the three months ended March 31, 2001 was $93,216, compared to net income of $48,637 for the same period for 2000. The increase in net income was primarily associated with an increase in net interest income ($150,337) partially offset by $119,824 in additional other expenses.

   For the three months ended March 31, 2001, the Bank's yield on earning assets was 7.88% while the cost of funding sources was 4.66%. While net interest spread was 3.22%, net interest margin, which considers the effect of non-interest bearing deposits, was 4.17%, a decrease of 74 basis points as compared to the same period in the prior year. Net interest margin decreased due to the decrease in the proportion of loans to total assets. Interest income in the aggregate increased for the three months ended March 31, 2001, over the same period for 2000 primarily due to the volume of interest-earnings assets and interest-bearing liabilities. Management monitors the rate sensitivity of earnings assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the first year.

   Other income decreased $8,618 for the three months ended March 31, 2001, compared to the same period for 2000. This decrease was primarily associated with the decrease in the gain on sales of loans in 2001.

   Other expense increased $119,824 for the three months ended March 31, 2001, compared to the same period for 2000, primarily due to an increase in the volume of business, which led to additional expense necessary to service new business.

Capital

   The following tables present Decatur First Bank's regulatory capital position at March 31, 2001:

   Risk-Based Capital Ratios
   -------------------------

   Tier 1 Tangible Capital, Actual                               16.88%
   Tier 1 Tangible Capital minimum requirement                    4.00%
                                                                 -----

   Excess                                                        12.88%
                                                                 =====

   Total Capital, Actual                                         18.09%
   Total Capital minimum requirement                              8.00%
                                                                 -----

   Excess                                                        10.09%
                                                                 =====


   Leverage Ratio
   --------------

   Tier 1 Tangible Capital to adjusted total assets, Actual      10.48%
   Minimum leverage requirement                                   4.00%
                                                                ------

   Excess                                                         6.48%
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

                         DECATUR FIRST BANK GROUP, INC.



Item 1.  Legal Proceedings
         -----------------
         None

Item 2.  Changes in Securities
         ---------------------
         None

Item 3.  Defaults Upon Senior Securities
         -------------------------------
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         (a)  The 2001 Annual Meeting of Shareholders was held on April 24,
              2001.

         (b)  Election of Directors

              The following directors will serve until the 2002 Annual Meeting of Shareholders: John L. Adams, Jr., Mary Bobbie Bailey, Lynn Pasqualetti and Kirby A. Thompson. The following directors will serve until the 2003 Annual Meeting of Shareholders: Merriell Autrey, Jr., John Walter Drake, William F. Floyd, Robert E. Lanier and Roger K. Quillen.

              The following are the results of the votes cast by shareholders present at the 2001 Annual Meeting of Shareholders, by proxy or in person, for the proposal to elect the following directors to serve until the 2004 Annual Meeting of Shareholders:

                                         For      Withhold
                                         ---      --------

            James A. Baskett           671,455      700
            Carol G. Nickola           671,455      700
            James T. Smith, III        671,455      700
            Judy B. Turner             671,455      700

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

                                      DECATUR FIRST BANK GROUP, INC.



                                      By: /s/ Judy B. Turner
                                         ---------------------------------------
                                          Judy B. Turner
                                          President, Chief Executive Officer and
                                           Principal Accounting Officer


                                      Date: May 14, 2001
                                            -----------------------------------