Form 10QSB
period 2001-06-30
DECATUR FIRST BANK GROUP INC
filed 2001-08-07
CIK 1024918

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-QSB

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001

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

                                  404-373-1000
                               (Telephone Number)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  YES  XX   NO
                                      ----

            Common stock, par value $5 per share:   943,464 shares
                        outstanding as of July 31, 2001

                 Transitional Small Business Disclosure Format
                                  (check one)
                              Yes ____   No   XX
                                             ----

                        DECATUR FIRST BANK GROUP, INC.

                                     INDEX

                                                                                          Page No.
                                                                                          --------
PART I        FINANCIAL INFORMATION

   Item 1.    Financial Statements

              Consolidated Balance Sheet (unaudited) at June 30, 2001                         3

              Consolidated Statements of Earnings (unaudited) for the Three Months
              and the Six Months Ended June 30, 2001 and 2000                                 4

              Consolidated Statements of Comprehensive Income (unaudited) for the Six
              Months Ended June 30, 2001 and 2000                                             5

              Consolidated Statements of Cash Flows (unaudited) for the Six Months
              Ended June 30, 2001 and 2000                                                    6

              Notes to Consolidated Financial Statements (unaudited)                          7

   Item 2.    Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                           8

PART II.      OTHER INFORMATION

   Item 1.    Legal Proceedings                                                              10

   Item 2.    Changes in Securities                                                          10

   Item 3.    Defaults Upon Senior Securities                                                10

   Item 4.    Submission of Matters to a Vote of Security Holders                            10

   Item 5.    Other Information                                                              10

   Item 6.    Exhibits and Reports on Form 8-K                                               10


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

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                        DECATUR FIRST BANK GROUP, INC.
                          Consolidated Balance Sheet
                                 June 30, 2001
                                  (Unaudited)

                                    Assets
                                    ------
Cash and due from banks                                             $ 4,815,103
Federal funds sold                                                    5,217,000
                                                                    -----------

     Cash and cash equivalents                                       10,032,103

Interest bearing deposits in banks                                    1,273,834
Investment securities available for sale                             35,456,533
Loans, net                                                           38,982,098
Premises and equipment, net                                           2,040,113
Accrued interest receivable and other assets                          1,122,528
                                                                    -----------

                                                                    $88,907,209
                                                                    ===========

                     Liabilities and Stockholders' Equity
                     ------------------------------------

Liabilities:
   Deposits:
     Noninterest-bearing                                            $13,846,575
     Interest-bearing                                                55,307,456
                                                                    -----------

     Total deposits                                                  69,154,031

   FHLB Advances                                                      5,000,000
   Other borrowings                                                   5,000,000
   Accrued interest payable and other liabilities                       556,796
                                                                    -----------

     Total liabilities                                               74,710,827
                                                                    -----------

Stockholders' equity:
   Preferred stock, no par value; authorized
     2,000,000 shares; no issued shares
   Common stock, $5 par value; authorized
     10,000,000 shares; issued 943,464 shares                         4,717,320
   Additional paid-in capital                                         4,682,073
   Accumulated deficit                                                 (133,883)
   Accumulated other comprehensive income                                68,872
   Treasury stock                                                      (138,000)
                                                                    -----------

     Total stockholders' equity                                       9,196,382
                                                                    -----------

                                                                    $88,907,209
                                                                    ===========



See accompanying notes to consolidated financial statements.

                        DECATUR FIRST BANK GROUP, INC.

                      Consolidated Statements of Earnings

     For the Three Months and the Six Months Ended June 30, 2001 and 2000
                                  (Unaudited)


                                                                             Three Months                     Six Months
                                                                             Ended June 30                   Ended June 30
                                                                             -------------                   -------------
                                                                           2001           2000             2001           2000
                                                                        ----------      ---------        ---------      ---------
Interest income:
     Interest and fees on loans                                         $  821,849        768,415        1,698,958      1,427,404
     Interest on investment securities                                     474,204        287,828          858,460        552,482
     Other interest income                                                  73,717         39,771          182,390         71,631
                                                                        ----------      ---------        ---------      ---------

     Total interest income                                               1,369,770      1,096,014        2,739,808      2,051,517
                                                                        ----------      ---------        ---------      ---------

Interest expense on deposits                                               574,403        329,346        1,139,323        642,210
Interest expense on borrowings                                             120,235         75,644          193,675        102,301
                                                                        ----------      ---------        ---------      ---------

     Total interest expense                                                694,638        404,990        1,332,998        744,511
                                                                        ----------      ---------        ---------      ---------

     Net interest income                                                   675,132        691,024        1,406,810      1,307,006
                                                                        ----------      ---------        ---------      ---------

Provision for loan losses                                                  100,000         75,000          125,000        150,000
                                                                        ----------      ---------        ---------      ---------
     Net interest income after provision
      for loan losses                                                      575,132        616,024        1,281,810      1,157,006
                                                                        ----------      ---------        ---------      ---------

Other income:
     Service charges on deposit accounts                                    72,461         51,181          140,518         90,219
     Securities gains                                                       61,419              -           61,419              -
     Gain on sales of loans                                                      -         38,186                -         47,466
     Other operating income                                                 49,322          8,536           68,300         21,230
                                                                        ----------      ---------        ---------      ---------

          Total other income                                               183,202         97,903          270,237        158,915
                                                                        ----------      ---------        ---------      ---------

Other expense:
     Salaries and other personnel expense                                  327,689        308,130          655,335        564,949
     Net occupancy and equipment expense                                    82,127         70,229          165,491        133,530
     Other operating expense                                               234,503        229,469          466,865        432,896
                                                                        ----------      ---------        ---------      ---------

          Total other expense                                              644,319        607,828        1,287,691      1,131,375
                                                                        ----------      ---------        ---------      ---------

          Earnings before income taxes                                     114,015        106,099          264,356        184,546

          Income tax expense                                                43,322         40,316          100,448         70,126
                                                                        ----------      ---------        ---------      ---------

          Net earnings                                                  $   70,693         65,783          163,908        114,420
                                                                        ==========      =========        =========      =========

Earnings per common share:
     Basic earnings per share                                                 $.08            .07              .17           0.12
                                                                        ==========      =========        =========      =========
     Diluted earnings per share                                               $.07            .07              .17           0.12
                                                                        ==========      =========        =========      =========

See accompanying notes to consolidated financial statements.

                         DECATUR FIRST BANK GROUP, INC.

                Consolidated Statements of Comprehensive Income

                For the Six Months Ended June 30, 2001 and 2000


                                                               2001      2000
                                                             --------   -------

Net earnings                                                 $163,908   114,420
Other comprehensive income, net of tax:
 Unrealized gains on investment
   securities available-for-sale:
    Unrealized gains arising during the period                243,069     4,871
    Less: Income tax expense related to investment
     securities available for sale                            (92,366)   (1,851)
                                                             --------   -------

Other comprehensive income                                    150,703     3,020
                                                             --------   -------

Comprehensive income                                         $314,611   117,440
                                                             ========   =======


See accompanying notes to consolidated financial statements.

                         DECATUR FIRST BANK GROUP, INC.

                     Consolidated Statements of Cash Flows

                For the Six Months Ended June 30, 2001 and 2000
                                  (Unaudited)

                                                                                    2001           2000
                                                                                    ----           ----
Cash flows from operating activities:
  Net earnings                                                                   $    163,908      114,420
    Adjustments to reconcile net earnings to net
     cash provided by operating activities:
      Provision for loan losses                                                       125,000      150,000
      Depreciation, amortization and accretion                                        100,607      100,629
      Securities gains                                                                (61,419)           -
      Provision for stock awards                                                        6,005        1,749
      Change in other                                                                 219,333      156,705
                                                                                 ------------   ----------

         Net cash provided by operating activities                                    553,434      523,503
                                                                                 ------------   ----------

Cash flows from investing activities:
  Net change in interest-bearing deposits in banks                                 (1,273,834)           -
  Proceeds from sales, maturities and paydowns
   of investment securities available for sale                                      3,233,884    2,080,956
  Purchases of investment securities available for sale                           (15,850,524)  (2,931,798)
  Change in loans                                                                  (4,314,558)  (5,965,032)
  Purchases of premises and equipment                                                 (27,452)     (31,336)
                                                                                 ------------   ----------

         Net cash used by investing activities                                    (18,232,483)  (6,847,210)
                                                                                 ------------   ----------

Cash flows from financing activities:
  Net change in deposits                                                           10,511,636    4,620,918
  Net change in borrowings                                                          5,000,000    5,000,000
  Sale (purchase) of treasury shares                                                  (13,000)       1,820
                                                                                 ------------   ----------

         Net cash provided by financing activities                                 15,498,636    9,622,738
                                                                                 ------------   ----------

Net change in cash and cash equivalents                                            (2,180,413)   3,299,031

Cash and cash equivalents at beginning of the period                               12,212,516    4,852,971
                                                                                 ------------   ----------

Cash and cash equivalents at end of period                                       $ 10,032,103    8,152,002
                                                                                 ============   ==========
Noncash investing activities:
  Change in unrealized gain/loss on securities available for sale, net of tax    $     92,366        3,020

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

     The interim financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the inteim period presented. All such adjustments are of a normal recurring nature. The results of operations for the period ended June 30, 2001 are not necessarily indicative of the results of a full year's operations.

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

(2)  Earnings Per Share
     ------------------

     Net earnings per common share are based on the weighted average number of common shares outstanding during each period. The calculation of basic and diluted earnings per share is as follows:

                                                           Three Months             Six Months
                                                           Ended June 30           Ended June 30
                                                           -------------           -------------

                                                         2001       2000         2001     2000
                                                         ----       ----         ----     ----
Basic earnings per share:
Net earnings                                           $  70,693    65,783      163,908   114,420
Weighted average common shares outstanding               942,497   942,597      942,861   942,523
Per share amount                                       $     .08       .07          .17       .12
                                                       =========   =======      =======   =======

Diluted earnings per share:
Net earnings                                           $  70,693    65,783      163,908   114,420
Effect of dilutive securities - stock options             18,469         -       18,469         -
Diluted earnings per share                             $     .07       .07          .17       .12
                                                       =========   =======      =======   =======

Item 2.
                         DECATUR FIRST BANK GROUP, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

           For the Three and Six Months Ended June 30, 2001 and 2000

Financial Condition

     Total assets at June 30, 2001 were $88,907,000 representing a $15,887,000 (22%) increase from December 31, 2000. Deposits increased $10,512,000 (18%) and loans increased $4,190,000 (12%) from December 31, 2000 to June 30, 2001. The allowance for loan losses at June 30, 2001 totaled $659,000, representing 1.69% of total loans compared to December 31, 2000 totals of $535,000, which represented 1.51% of total loans. Cash and cash equivalents decreased $2,180,000 from December 31, 2000 to June 30, 2001.

     There were no related party loans or other loans which were considered nonperforming at June 30, 2001.

Results of Operations

     Net income for the six months ended June 30, 2001 was $164,000, compared to $114,000 for the same period in 2000. The increase in net income was primarily associated with an increase in net interest income ($100,000) and an increase in other income ($111,000). These increases were offset by $156,000 in additional other expenses. Net income for the three months ended June 30, 2001 was $71,000 compared to $66,000 for the same period in 2000.

     For the six months ended June 30, 2001, the Bank's yield on earning assets was 7.41% while the cost of funding sources was 4.58%. While the net interest spread was 2.82%, the net interest margin, which considers the effect of non-interest bearing deposits, was 3.77%, an decrease of 50 basis points as compared to the same period in the prior year. The decrease in the net interest margin was due to variable interest rates on loans decreasing during 2001. Net interest income increased $100,000 for the six months ended June 30, 2001 over the same period for 2000 primarily due to the volume of earning assets and interest bearing liabilities. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the first year.

     Other income increased approximately $111,000 for the six months ended June 30, 2001, compared to the same period for 2000 and increased $85,000 for the three months ended June 30, 2001 compared to 2000 due to a gain on the sale of investment securities in 2001 and an increase in service charges on deposit accounts related to an increase in the number of accounts.

     Other expense increased approximately $156,000 for the six months ended June 30, 2001, compared to the same period for 2000 and $36,000 for the three months ended June 30, 2001 compared to 2000, primarily due to an increase in the volume of business, which led to additional expense necessary to service new business.

Capital

   The following tables present Decatur First's regulatory capital position at June 30, 2001:

   Risk-Based Capital Ratios
   -------------------------

   Tier 1 Tangible Capital, Actual                                    17.59%
   Tier 1 Tangible Capital minimum requirement                         4.00%
                                                                      -----

   Excess                                                             13.59%
                                                                      =====

   Total Capital, Actual                                              18.84%
   Total Capital minimum requirement                                   8.00%
                                                                      -----

   Excess                                                             10.84%
                                                                      =====


  Leverage Ratio
  --------------

   Tier 1 Tangible Capital to adjusted total assets
    ("Leverage Ratio")                                                10.82%
   Minimum leverage requirement                                        4.00%
                                                                      -----

   Excess                                                              6.82%
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



Item 1.  Legal Proceedings
         -----------------
         None

Item 2.  Changes in Securities
         ---------------------
         None

Item 3.  Defaults Upon Senior Securities
         -------------------------------
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         None

Item 5.  Other Information
         -----------------
         Shareholder proposals submitted for consideration at Decatur First's 2002 Annual Meeting of Shareholders must be received by Decatur First no later than December 1, 2001, to be included in the 2002 proxy materials. A shareholder must notify Decatur First before February 1, 2002 if the shareholder has a proposal to present at the 2002 Annual Meeting which the shareholder intends to present other than by inclusion in Decatur First's proxy material. If Decatur First does not receive notice prior to February 1, 2002, proxies solicited by the management of Decatur First will confer discretionary authority upon the management of Decatur First to vote upon any such proposal.


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

                                      DECATUR FIRST BANK GROUP, INC.



                                      By: /s/ Judy B. Turner
                                         ---------------------------------------
                                         Judy B. Turner
                                         President, Chief Executive Officer and
                                          Principal Accounting Officer


                                      Date: August 3, 2001
                                            ------------------------------------