Form 10QSB
period 2001-09-30
DECATUR FIRST BANK GROUP INC
filed 2001-11-13
CIK 1024918

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-QSB

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 2001

                                      OR

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period from _________________ to ____________

                        Commission file number 000-24139

                        Decatur First Bank Group, Inc.
                        ------------------------------
            (Exact name of registrant as specified in its charter)

        Georgia                                                  58-2254289
------------------------                                     -------------------
(State of Incorporation)                                      (I.R.S. Employer
                                                             Identification No.)

1120 Commerce Drive
 Decatur, Georgia                                                   30030
------------------------                                     -------------------
 (Address of principal                                            (Zip Code)
  executive offices)


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

                                  YES  XX   NO
                                      ----

             Common stock, par value $5 per share:   943,885 shares
                                                     -------
                       outstanding as of November 9, 2001

                 Transitional Small Business Disclosure Format
                                  (check one)
                              Yes          No   XX
                                  ----         ----

                        DECATUR FIRST BANK GROUP, INC.

                                     INDEX

                                                                                          Page No.
                                                                                          --------

PART I        FINANCIAL INFORMATION

   Item 1.    Financial Statements

              Consolidated Balance Sheet (unaudited) at September 30, 2001                     3

              Consolidated Statements of Operations (unaudited) for the Three Months
               and the Nine Months Ended September 30, 2001 and 2000                           4

              Consolidated Statements of Comprehensive Income (unaudited) for the Nine
               Months Ended September 30, 2001 and 2000                                        5

              Consolidated Statements of Cash Flows (unaudited) for the Nine Months
               Ended September 30, 2001 and 2000                                               6

              Notes to Consolidated Financial Statements (unaudited)                           7

   Item 2.    Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                           8

PART II.      OTHER INFORMATION

   Item 1.    Legal Proceedings                                                               10

   Item 2.    Changes in Securities                                                           10

   Item 3.    Defaults Upon Senior Securities                                                 10

   Item 4.    Submission of Matters to a Vote of Security Holders                             10

   Item 5.    Other Information                                                               10

   Item 6.    Exhibits and Reports on Form 8-K                                                10


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

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                        DECATUR FIRST BANK GROUP, INC.

                                 Balance Sheet

                              September 30, 2001
                                  (Unaudited)


                 Assets
                 ------

Cash and due from banks                              $ 2,761,378
Federal funds sold                                     5,509,000
                                                     -----------

     Cash and cash equivalents                         8,270,378

Interest-bearing deposits                              2,431,010
Investment securities available-for-sale              34,619,664
Loans, net                                            42,084,840
Premises and equipment, net                            1,993,638
Other assets                                             915,815
                                                     -----------

                                                     $90,315,345
                                                     ===========

    Liabilities and Stockholders' Equity
    ------------------------------------


Liabilities:
   Deposits:
     Noninterest-bearing                             $13,667,543
     Interest-bearing                                 56,692,897
                                                     -----------

     Total deposits                                   70,360,440

   FHLB Advances                                       5,000,000
   Other borrowings                                    4,895,000
   Accrued interest payable and other liabilities        559,918
                                                     -----------

     Total liabilities                                80,815,358
                                                     -----------

Stockholders' equity:
   Preferred stock, no par value; authorized
     2,000,000 shares; no issued shares                        -
   Common stock, $5 par value; authorized
     10,000,000 shares; issued 943,777 shares          4,718,885
   Additional paid-in capital                          4,684,577
   Accumulated deficit                                   (69,608)
   Treasury stock (11,000 shares), at cost              (151,000)
   Accumulated comprehensive income                      317,133
                                                     -----------

     Total stockholders' equity                        9,499,987
                                                     -----------

                                                     $90,315,345
                                                     ===========


See accompanying notes to unaudited consolidated financial statements.

                        DECATUR FIRST BANK GROUP, INC.

                           Statements of Operations

  For the Three Months and the Nine Months Ended September 30, 2001 and 2000
                                  (Unaudited)

                                                                  Three Months Ended                      Nine Months Ended
                                                                     September 30,                          September 30,
                                                               --------------------------              --------------------------
                                                                  2001              2000                  2001             2000
                                                               ---------         ---------             ---------        ---------
Interest income:
   Interest and fees on loans                                 $  879,882           863,729             2,578,840        2,291,133
   Interest on federal funds sold                                  9,836            60,718               192,226          132,349
   Interest on interest-bearing deposits                          37,625                                  37,625
   Investment securities                                         462,328           274,020             1,320,788          826,502
                                                              ----------         ---------             ---------        ---------

   Total interest income                                       1,389,671         1,198,467             4,129,479        3,249,984
                                                              ----------         ---------             ---------        ---------

Interest expense on deposits                                     536,214           372,322             1,675,537        1,014,532
Interest expense on borrowings                                   119,925            76,178               313,600          178,479
                                                              ----------         ---------             ---------        ---------

   Total interest expense                                        656,139           448,500             1,989,137        1,193,011
                                                              ----------         ---------             ---------        ---------

   Net interest income                                           733,532           749,967             2,140,342        2,056,973

Provision for loan losses                                        175,000            50,000               300,000          200,000
                                                              ----------         ---------             ---------        ---------

   Net interest income after provision
      for loan losses                                            558,532           699,967             1,840,342        1,856,973
                                                              ----------         ---------             ---------        ---------

Other income:
   Service charges on deposit accounts                            78,089            55,235               218,607          145,454
   Securities gains (losses)                                      21,172                 -                82,591                -
   Gain on sale of loans                                               -                 -                     -           47,467
   Other operating income                                         75,460            20,090               143,760           41,319
                                                              ----------         ---------             ---------        ---------

       Total other income                                        174,721            75,325               444,958          234,240
                                                              ----------         ---------             ---------        ---------

Other expense:
   Salaries and other personnel expense                          313,359           313,042               968,694          877,991
   Net occupancy and equipment expense                            82,598            77,771               248,089          211,301
   Other operating expense                                       226,975           237,278               693,840          670,174
                                                              ----------         ---------             ---------        ---------

       Total other expense                                       622,932           628,091             1,910,623        1,759,466
                                                              ----------         ---------             ---------        ---------

       Earnings before income taxes                              110,321           147,201               374,677          331,747

       Income tax expense                                         46,047            57,391               146,495          127,517
                                                              ----------         ---------             ---------        ---------

       Net earnings                                           $   64,274            89,810               228,182          204,230
                                                              ==========         =========             =========        =========

Earnings per common share:
   Basic earnings per share                                          .07               .10                   .24              .22
                                                              ==========         =========             =========        =========
   Diluted earnings per share                                 $      .07               .10                   .24              .22
                                                              ==========         =========             =========        =========


See accompanying notes to unaudited consolidated financial statements.

                         DECATUR FIRST BANK GROUP, INC.

                       Statements of Comprehensive Income

             For the Nine Months Ended September 30, 2001 and 2000


                                                                                      2001                      2000
                                                                                    --------                  --------

Net earnings                                                                        $228,182                   204,230

Other comprehensive income, net of tax:
 Unrealized gains on investment
   securities available-for-sale:
    Unrealized gains arising during the period                                       450,170                   141,867


    Reclassification adjustment for gains
     included in net earnings, net of income tax of $31,385                          (51,206)                        -
                                                                                    --------                   -------

Other comprehensive income                                                           398,964                   141,867
                                                                                    --------                   -------

Comprehensive income                                                                $627,146                   346,097
                                                                                    ========                   =======

See accompanying notes to unaudited consolidated financial statements.

                         DECATUR FIRST BANK GROUP, INC.

                            Statements of Cash Flows

             For the Nine Months Ended September 30, 2001 and 2000
                                  (Unaudited)


                                                                                     2001                       2000
                                                                                 ------------                -----------

Cash flows from operating activities:
  Net earnings                                                                   $    228,182                    204,230
  Adjustments to reconcile net earnings to net
   cash provided by operating activities:
     Provision for loan losses                                                        300,000                    200,000
     Depreciation, amortization and accretion                                         171,984                    146,353
     Securities gains                                                                 (82,591)                         -
     Provision for stock awards                                                        10,075                      4,038
     Change in other                                                                  277,008                    (65,410)
                                                                                 ------------                -----------

        Net cash provided by operating activities                                     904,658                    489,211
                                                                                 ------------                -----------

Cash flows from investing activities:
  Net change in interest-bearing deposits in banks                                 (2,431,010)                         -
  Proceeds from sales, maturities and paydowns
   of investment securities available for sale                                      8,983,884                  2,269,875
  Purchases of investment securities available for sale                           (20,366,607)                (2,729,958)
  Change in loans                                                                  (7,592,300)                (9,504,216)
  Purchases of premises and equipment                                                 (27,808)                   (82,416)
                                                                                 ------------                -----------

        Net cash used by investing activities                                     (21,433,841)               (10,046,715)
                                                                                 ------------                -----------

Cash flows from financing activities:
  Net change in deposits                                                           11,718,045                  6,687,236
  Proceeds from borrowings                                                          5,000,000                  5,000,000
  Repayment of borrowings                                                            (105,000)
  Purchase of treasury shares                                                         (26,000)                  (123,180)
                                                                                 ------------                -----------

        Net cash provided by financing activities                                  16,587,045                 11,564,056
                                                                                 ------------                -----------

Net change in cash and cash equivalents                                            (3,942,138)                 2,006,552

Cash and cash equivalents at beginning of the period                               12,212,516                  4,852,971
                                                                                 ------------                -----------

Cash and cash equivalents at end of the period                                   $  8,270,378                  6,859,523
                                                                                 ============                ===========

Noncash investing activities:
  Change in unrealized gain/loss on securities available for sale,
   net of tax                                                                    $    398,964                    141,867

See accompanying notes to unaudited consolidated financial statements.

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

     The interim financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim period presented. All such adjustments are of a normal recurring nature. The results of operations for the period ended
     September 30, 2001 are not necessarily indicative of the results of a full year's operations.

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

Item 2.
                         DECATUR FIRST BANK GROUP, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

             For the Nine Months Ended September 30, 2001 and 2000

Financial Condition

     Total assets at September 30, 2001 were $90,315,000 representing a $17,296,000 (24%) increase from December 31, 2000. Deposits increased $11,718,000 (20%) and loans increased $7,292,000 (21%) from December 31, 2000 to
September 30, 2001. The allowance for loan losses at September 30, 2001 totaled $759,000, representing 1.77% of total loans compared to December 31, 2000 totals of $535,000, which represented 1.51% of total loans. Cash and cash equivalents decreased $3,942,000 from December 31, 2000 to September 30, 2001.

     Loans represented 47% of total assets at September 30, 2001 compared to 48% at December 31, 2000. Investment securities available for sale represented 38% and 31% of total assets at September 30, 2001 and December 31, 2000, respectively, while federal funds sold totaled 6% and 13% of total assets at September 30, 2001 and December 31, 2000, respectively. This change in the composition of assets was due to the Company moving more assets into higher yielding investment securities during 2001.

     Deposits represented 88% of interest-bearing liabilities as of September 30, 2001, compared to 92% as of December 31, 2000. Advances from the Federal Home Loan Bank and other borrowings represented 12% of interest-bearing liabilities as of September 30, 2001, compared to 8% as of December 31, 2000. This change in the Bank's interest-bearing liabilities was due to an effort by the Bank to take advantage of lower interest rates offered on the advances during 2001.

Results of Operations

     Net income for the nine months ended September 30, 2001 was $228,000 compared to a net income of $204,000 for the same period in 2000. The increase in net income was primarily associated with an increase in other operating income ($211,000) and an increase in net interest income ($83,000). These increases were partially offset by $151,000 in additional other expenses as well as an increase in provision for loan losses of $100,000.

     Net income for the three months ended September 30, 2001 was $64,000 compared to $90,000 for the same period in 2000. This decrease in net income was due largely to an increase in the provision for loan losses during the three months ended September 30, 2001 as well as a decrease in net interest margin.

     For the nine months ended September 30, 2001, the Bank's yield on earning assets was 7.21% while the cost of funding sources was 4.42%. While the net interest spread was 2.79%, the net interest margin, which considers the effect of non-interest bearing deposits, was 3.70%. Net interest income increased $83,000 for the nine months ended September 30, 2001 over the same period for 2000 primarily due to the volume of earning assets and interest bearing liabilities. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the first year.

     Other income increased approximately $211,000 for the nine months ended September 30, 2001, compared to the same period in 2000 and increased approximately $99,000 during the three months ended September 30, 2001 compared to the same period in 2000. These increases were due to an increase in gain on sale of investment securities and an increase in miscellaneous income. Miscellaneous income in 2001 included approximately $101,000 in mortgage fee income compared to $7,000 in 2000. This increase is due to an increase in mortgage loan refinancings in 2001.

     Other expense increased approximately $151,000 for the nine months ended September 30, 2001, compared to the same period in 2000 and remained fairly stable during the three months ended September 30, 2001 compared to the same period in 2000. This increase was primarily due to an increase in the volume of business, which led to additional expense necessary to service new business. Salaries and other personnel expense increased 10% during the nine months ended September 30, 2001 over the same period in 2000 due to an increase in employees and normal pay raises.

Provision and Allowance for Loan Losses

     The adequacy of the allowance for loan and lease losses is determined through management's informed judgment concerning the amount of risk inherent in the Company's loan portfolio. This judgment is based on such factors as the change in levels of non-performing and past due loans and leases, historical loan loss experience, borrowers' financial condition, concentration of loans to specific borrowers and industries, estimated values of underlying collateral, and current and prospective economic conditions.

     The provision for loan losses for the first nine months and quarter ended September 30, 2001 were $300,000 and $175,000, respectively. These amounts represent increases of $100,000 for the nine month period and $175,000 for the three month period, compared to the same periods in 2000.

     Management believes that the allowance for loan losses is both adequate and appropriate. However, the future level of the allowance for loan losses is highly dependent upon loan growth, loan loss experience, and other factors, which cannot be anticipated with a high degree of certainty.


Capital

   The following tables present the Bank's regulatory capital position at September 30, 2001:

   Risk-Based Capital Ratios
   -------------------------

   Tier 1 Tangible Capital, Actual                    13.86%
   Tier 1 Tangible Capital minimum requirement         4.00%
                                                      -----

   Excess                                              9.86%

   Total Capital, Actual                              15.11%
   Total Capital minimum requirement                   8.00%
                                                      -----

   Excess                                              7.11%


   Leverage Ratio
   --------------

   Tier 1 Tangible Capital to adjusted total assets
    ("Leverage Ratio")                                 9.44%
   Minimum leverage requirement                        4.00%
                                                      -----

   Excess                                              5.44%

                          PART II.  OTHER INFORMATION

                         DECATUR FIRST BANK GROUP, INC.



Item 1.  Legal Proceedings
         -----------------
         None

Item 2.  Changes in Securities
         ---------------------
         None

Item 3.  Defaults Upon Senior Securities
         -------------------------------
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         There were no matters submitted to shareholders during the third quarter of 2001.

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

                                      DECATUR FIRST BANK GROUP, INC.



                                      By: /s/ Judy B. Turner
                                          --------------------------------------
                                          Judy B. Turner
                                          President, Chief Executive Officer and
                                           Principal Accounting Officer


                                      Date: NOVEMBER 13, 2001
                                            ------------------------------------