Form 10KSB
period 2001-12-31
DECATUR FIRST BANK GROUP INC
filed 2002-03-27
CIK 1024918

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                   FORM 10-KSB

(Mark One)

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For fiscal year ended December 31, 2001
                      -----------------

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from_____________to___________

       Commission file number       000-24139
                             ----------------

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $5.00 Par Value.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for past 90 days. Yes    X          No
                                                           -----          ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or a information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

State issuer's revenues for its most recent fiscal year:    $ 6,131,017
                                                            -----------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: There is no public trading market for the Company's common stock. The aggregate market value of the Company's common stock held by non-affiliates is approximately $8,665,056 based on the last sale of the Company's common stock known to management, which occurred on March 4, 2002 at $13.50 per share.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 944,198 as of March 18, 2002.

         Transitional Small Business Disclosure format
         (check one): Yes          No  X
                         ----        ---

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2001 are incorporated by reference into Part I and II. Portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held May 2, 2002, are incorporated by reference into Part III.

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I........................................................................1
   ITEM 1.     DESCRIPTION OF BUSINESS........................................1
   ITEM 2.     DESCRIPTION OF PROPERTIES.....................................12
   ITEM 3.     LEGAL PROCEEDINGS.............................................13
   ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........13

PART II......................................................................13
   ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS...........................................13
   ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS...........................13
   ITEM 7.     FINANCIAL STATEMENTS..........................................13
   ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE...........................14

PART III.....................................................................14
   ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
               PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT....14
   ITEM 10.    EXECUTIVE COMPENSATION...... .................................14
   ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT....................................................14
   ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................14
   ITEM 13.    EXHIBITS, LISTS AND REPORTS ON FORM 8-K.......................15

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

MARKET AREA AND COMPETITION

     The Bank is located in Decatur, Georgia. The Bank's primary market area is defined as the five-mile radius from the center of Decatur, Georgia. Decatur is the county seat of DeKalb County and is located 12 miles east of downtown Atlanta, Georgia. The City of Decatur is approximately four square miles in size and includes over 12 distinct neighborhoods. The Bank competes for deposits and loan customers with other financial institutions whose resources are equal to or greater than those available to the Bank and the Company. According to information provided by the FDIC, as of June 30, 2001, Decatur was serviced by 12 financial institutions with a total of 33 offices in Decatur. As of June 30, 2001, total deposits within Decatur for these institutions were $1.56 billion of which $69.2 million were held by the Bank. These financial institutions offer all of the services that the Bank offers. Management believes that the Bank's local ownership and management as well as its focus on personalized service helps it to compete with these institutions and to attract deposits and loans in our market area.

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

     The Bank's legal lending limits are 15% of its statutory capital base for unsecured loans and 25% of its statutory capital base for loans fully secured by good collateral. The Bank's statutory capital base is the lower of the sum of its common stock, paid-in capital, appropriated retained earnings, and capital debt, or the amount of the Bank's net assets. As of December 31, 2001, the Bank's legal lending limits were approximately $1.2 million for unsecured loans and approximately $2.0 million for secured loans. While the Bank generally employs more conservative lending limits, the Board of Directors has discretion to lend up to the legal lending limits as described above.

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

                                    EMPLOYEES

     At December 31, 2001, the Company employed 21 full-time employees and two part-time employees. The Company considers its relationship with its employees to be excellent.

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

         Acquisitions of Banks. The Bank Holding Company Act requires every bank holding company to obtain the Federal Reserve's prior approval before:

         . acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank's voting shares;

         .  acquiring all or substantially all of the assets of any bank; or

         .  merging or consolidating with any other bank holding company.

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

         For example, Georgia law prohibits a bank holding company from acquiring control of a financial institution until the target financial institution has been incorporated for five years. Because the Bank has been incorporated for more than five years, this limitation does not apply to the Company or the Bank.

         Change in Bank Control. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

         . the bank holding company has registered securities under Section 12 of the Securities Act of 1934; or

         . no other person owns a greater percentage of that class of voting securities immediately after the transaction.

Our common stock is registered under the Securities Exchange Act of 1934. The regulations provide a procedure for challenge of the rebuttable control presumption.

         Permitted Activities. Generally, bank holding companies are prohibited under the Bank Holding Company Act, from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in any activity other than:

         .  banking or managing or controlling banks; and

         . an activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

         Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

         .  factoring accounts receivable;

         . making, acquiring, brokering or servicing loans and usual related activities;

         .  leasing personal or real property;

         . operating a non-bank depository institution, such as a savings association;

         .  trust company functions;

         .  financial and investment advisory activities;

         .  conducting discount securities brokerage activities;

         . underwriting and dealing in government obligations and money market instruments;

         .  providing specified management consulting and counseling activities;

         .  performing selected data processing services and support services;

         . acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

         .  performing selected insurance underwriting activities.

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

         A bank holding company that qualifies and elects to become a financial holding company is permitted to engage in activities that are financial in nature or incidental or complementary to financial activity. The Bank Holding Company Act expressly lists the following activities as financial in nature:

         .  lending, trust and other banking activities;

         . insuring, guaranteeing, or indemnifying against loss or harm, or providing and issuing annuities, and acting as principal, agent, or broker for these purposes, in any state;

         .  providing financial, investment, or advisory services;

         . issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;

         .  underwriting, dealing in or making a market in securities;

         . other activities that the Federal Reserve may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks;

         . foreign activities permitted outside of the United States if the Federal Reserve has determined them to be usual in connection with banking operations abroad;

         .  merchant banking through securities or insurance affiliates; and

         .  insurance company portfolio investments.

         To qualify to become a financial holding company, the Bank and any other depository institution subsidiary of the Company must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least satisfactory. Additionally, the Company must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days' written notice prior to engaging in a permitted financial activity. Although we are eligible to elect to become a financial holding company, we currently have no plans to make such an election [confirm].

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

         Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories--well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized--in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of the other categories. At December 31, 2001, we qualified for the "well capitalized" category.

         Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized.

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

         FDIC Insurance Assessments. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.82 cents per $100 of deposits for the first quarter of 2002.

         The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

         Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve or the FDIC shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank and the Company. Since our aggregate assets are not more than $250 million, under the Gramm-Leach-Bliley Act, we are subject to a Community Reinvestment Act examination only once every 60 months if we receive an outstanding rating, once every 48 months if we receive a satisfactory rating and as needed if our rating is less than satisfactory. Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements.

         Other Regulations. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. For example, under the Soldiers' and Sailors' Civil Relief Act of 1940, a lender is generally prohibited from charging an annual interest rate in excess of 6% on any obligation for which the borrower is a person on active duty with the United States military.

         The Bank's loan operations are also subject to federal laws applicable to credit transactions, such as:

         . The federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

         . The Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

         . The Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

         . The Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

         . The Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

         . Soldiers' and Sailors' Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and

         . The rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

The deposit operations of the Bank are subject to:

         . The Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

         . The Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

         The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common shareholders' equity, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock and trust preferred securities, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock and hybrid capital and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2001 our ratio of total capital to risk-weighted assets was 17.11% and our ratio of Tier 1 Capital to risk-weighted assets was 16.08%.

         In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2001, our leverage ratio was 10.77%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

         The Bank and the Company are also both subject to leverage capital guidelines issued by the Georgia Department of Banking and Finance, which provide for minimum ratios of Tier 1 capital to total assets. These guidelines are substantially similar to those adopted by the Federal Reserve in the case of the Company and those adopted by the FDIC in the case of the Bank.

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

         At December 31, 2001, the Bank was able to pay approximately $181,841 in dividends to the Company without prior regulatory approval.

RESTRICTIONS ON TRANSACTIONS WITH AFFILIATES

         The Company and the Bank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

         .  loans or extensions of credit to affiliates;

         .  investment in affiliates;

         . the purchase of assets from affiliates, except for real and personal property exempted by the Federal Reserve;

         . loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

         . any guarantee, acceptance or letter of credit issued on behalf of an affiliate.

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

ANTI-TERRORISM LEGISLATION

         In the wake of the tragic events of September 11/th/, on October 26, 2001, the President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and "know your customer" standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps--

         . to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction;

         . to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

         . to ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owner; and

         . to ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

         Under the USA PATRIOT Act, financial institutions have 180 days from enactment (or until April 25, 2002) to establish anti-money laundering programs. The USA PATRIOT Act sets forth minimum standards for these programs, including:

         .  the development of internal policies, procedures, and controls;

         .  the designation of a compliance officer;

         .  an ongoing employee training program; and

         .  an independent audit function to test the programs.

Before the 180-day grace period expires, the Secretary of the Treasury will prescribe regulations that consider the extent to which these new requirements are commensurate with the size, location, and activities of financial institutions subject to the Act.

         In addition, the USA PATRIOT Act authorizes the Secretary of the Treasury to adopt rules increasing the cooperation and information sharing between financial institutions, regulators, and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Any financial institution complying with these rules will not be deemed to have violated the privacy provisions of the Gramm-Leach-Bliley Act, as discussed above.

PROPOSED LEGISLATION AND REGULATORY ACTION

         New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions operating in the United States. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

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

                        SELECTED STATISTICAL INFORMATION

     The responses to this section of Item I are included in the Company's Annual Report to Shareholders under the heading "Selected Statistical Information," at pages 25 through 30, and are incorporated herein by reference.

ITEM 2.  DESCRIPTION OF PROPERTIES

     The Company and the Bank are located at 1120 Commerce Drive, Decatur, Georgia. The Company owns this landmark site in the financial district of downtown Decatur.

     The Company entered into an Agreement to Lease, dated August 20, 1996, with Daniel B. Pattillo, pursuant to which the Company leased the building from Mr. Pattillo. The Agreement to Lease provided the Company an option to purchase the building under certain conditions. On January 7, 2002, the Company exercised its option to purchase the building at a purchase price of $498,566.

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

         The Company issued no unregistered securities during the fiscal year ended December 31, 2001.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The response to this Item is included in the Company's Annual Report to Shareholders under the heading, "Management's Discussion and Analysis of Financial Condition and Results of Operations," at pages 4 through 7, and is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS

      The following financial statements are included in the Company's Annual Report to Shareholders at pages 8 through 24, and are incorporated herein by reference.

      Report of Independent Certified Public Accountants

      Consolidated Balance Sheets as of December 31, 2001 and 2000

      Consolidated Statements of Earnings for the years ended December 31, 2001, 2000 and 1999

      Consolidated Statements of Comprehensive Income for the years ended December 31, 2001, 2000 and 1999

      Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2001, 2000, and 1999

      Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

      Notes to Consolidated Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The responses to this Item are included in the Company's Proxy
Statement for the Annual Meeting of Shareholders to be held May 2, 2002, under the following headings, and are incorporated herein by reference.

     "Proposal One: Election of Directors - Class I Director Nominees, - Class II Continuing Directors, and - Class III Continuing Directors," at pages 3 through 4.

     "Executive Officers," at page 5.

     "Section 16(a) Beneficial Ownership Reporting Compliance," at page 10.

ITEM 10. EXECUTIVE COMPENSATION

     The responses to this Item are included in the Company's Proxy
Statement for the Annual Meeting of Shareholders to be held May 2, 2002, under the heading, "Executive Compensation," at pages 6 through 7, and are incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The responses to this Item are included in the Company's Proxy
Statement for the Annual Meeting of Shareholders to be held May 2, 2002, under the headings, "Security Ownership of Certain Beneficial Owners," at pages 8 through 9, and are incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The responses to this Item are included in the Company's Proxy
Statement for the Annual Meeting of Shareholders to be held May 2, 2002, under the headings, "Related Party Transactions," at page 10, and "Executive Compensation," at pages 6 through 7, and are incorporated herein by reference.

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a)      Exhibits

        Exhibit
        Number             Exhibit
        ------             -------

        3.1         Articles of Incorporation./1//

        3.2         Bylaws/1//

        4.1 Instruments Defining the Rights of Security Holders. See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

        10.1 Agreement to Lease, dated August 20, 1996 between Daniel B Pattillo and Decatur First Bank Group, Inc./1//

        10.3* Employment Agreement, dated as of June 1, 2001 among Decatur First Bank, Decatur First Bank Group, Inc and Judy B. Turner.

        10.4*       1998 Stock Incentive Plan/2//

        10.5 Purchase and Sale Closing Statement, dated January 7, 2002, between Daniel B. Pattillo and Decatur First Bank.

        13.1 Decatur First Bank Group, Inc. 2001 Annual Report to Shareholders. Except with respect to those portions specifically incorporated by reference into this Report, the Company's 2001 Annual Report to Shareholders is not deemed to be filed as part of this Report.

        22.1        Subsidiaries of Decatur First Bank Group, Inc./2//

        24.1 Power of Attorney (appears on the signature pages to this Annual Report on 10-KSB).

(b)      Reports on Form 8-K filed in the fourth quarter of 2001: None.

--------------------------------

*    Compensatory plan or arrangement.

/1// Incorporated herein by reference to exhibit of same number to the Company's
     Registration Statement on Form SB-2, Registration No. 333-14355, filed October 18, 1996.

/2// Incorporated herein by reference to exhibit of same number in the Company's
     Annual Report on Form 10-KSB for the year ended December 31, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              DECATUR FIRST BANK GROUP, INC.

                              By:    /s/ Judy B. Turner
                                     -------------------------------------------
                                     Judy B. Turner
                                     President and Chief
                                     Executive Officer

                              Date:  March 19, 2002

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

                Signature                                 Title                     Date
                ---------                                 -----                     ----
/s/ John L. Adams, Jr.                                   Director              March 19, 2002
------------------------------------
John L. Adams, Jr.

/s/ Merriell Autrey, Jr.                                 Director              March 19, 2002
------------------------------------
Merriell Autrey, Jr.

/s/ Mary Bobbie Bailey                                   Director              March 19, 2002
------------------------------------
Mary Bobbie Bailey

                Signature                                 Title                     Date
                ---------                                 -----                     ----

/s/ James A. Baskett                                     Director              March 19, 2002
------------------------------------
James A. Baskett

/s/ John Walter Drake                                    Director              March 19, 2002
------------------------------------
John Walter Drake

                                                         Director              March 19, 2002
------------------------------------
William F. Floyd

/s/ Robert E. Lanier                                     Director              March 19, 2002
------------------------------------
Robert E. Lanier

/s/ Carol G. Nickola                                     Director              March 19, 2002
------------------------------------
Carol G. Nickola

/s/ Lynn Pasqualetti                                     Director              March 19, 2002
------------------------------------
Lynn Pasqualetti

/s/ Roger K. Quillen                                     Director              March 19, 2002
------------------------------------
Roger K. Quillen

/s/ James T. Smith, III                                  Director              March 19, 2002
------------------------------------
James T. Smith, III

                                                         Director              March 19, 2002
------------------------------------
Kirby A. Thompson

/s/ Judy B. Turner                          Director, President and            March 19, 2002
------------------------------------
Judy B. Turner                           Chief Executive Officer (Principal
                                        Executive, Financial and Accounting
                                                    Officer)

                                EXHIBIT INDEX
                                -------------

Exhibit
Number             Exhibit
------             -------

3.1       Articles of Incorporation. /1//

3.2       Bylaws/1//

4.1 Instruments Defining the Rights of Security Holders. See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at
          Exhibit 3.2 hereto.

10.1 Agreement to Lease, dated August 20, 1996 between Daniel B. Pattillo and Decatur First Bank Group, Inc./1//

10.3* Employment Agreement, dated as of June 1, 2001 among Decatur First Bank, Decatur First Bank Group, Inc and Judy B. Turner.

10.4*     1998 Stock Incentive Plan/2//

10.5 Purchase and Sale Closing Statement, dated January 7, 2002, between Daniel B. Pattillo and Decatur First Bank.

13.1      Decatur First Bank Group, Inc. 2001 Annual Report to
          Shareholders. Except with respect to those portions specifically incorporated by reference into this Report, the Company's 2001 Annual Report to Shareholders is not deemed to be filed as part of this Report.

22.1      Subsidiaries of Decatur First Bank Group, Inc. /2//

24.1 Power of Attorney (appears on the signature pages to this Annual Report on 10-KSB).

(c)  Reports on Form 8-K filed in the fourth quarter of 2001: None.
--------------------------------

*     Compensatory plan or arrangement.

/1// Incorporated herein by reference to exhibit of same number to the Company's Registration Statement on Form SB-2, Registration No. 333-14355, filed October 18, 1996.

/2// Incorporated herein by reference to exhibit of same number in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.