Form 10QSB
period 2002-03-31
DECATUR FIRST BANK GROUP INC
filed 2002-05-14
CIK 1024918

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2002

                                       OR

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition Period from to

                         Commision file number 000-24139

                         Decatur First Bank Group, Inc.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

            Georgia                                      58-2254289
     ------------------------                ----------------------------------
     (State of Incorporation)               (I.R.S. Employer Identification No.)

     1120 Commerce Drive
     Decatur, Georgia                                      30030
     ---------------------------------------            ----------
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

               Common stock, par value $5 per share 923,890 shares
                         outstanding as of  May 5, 2002

                  Transitional Small Business Disclosure Format
                                   (check one)
                              Yes         No  XX
                                  ----       ----

                                   DECATUR FIRST BANK GROUP, INC.

                                                INDEX

                                                                                Page No.
                                                                                --------
PART I         FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Consolidated Balance Sheet (unaudited) at March 31, 2002                3

               Consolidated Statements of Earnings (unaudited) for the Three
                 Months Ended March 31, 2002 and 2001                                  4

               Consolidated Statements of Comprehensive Income (unaudited) for the
                 Three Months Ended March 31, 2002 and 2001                            5

               Consolidated Statements of Cash Flows (unaudited) for the Three
                 Months Ended March 31, 2002 and 2001                                  6

               Notes to Consolidated Financial Statements (unaudited)                  7

     Item 2.  Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                 8

PART II.      OTHER INFORMATION

     Item 1.  Legal Proceedings                                                       10

     Item 2.  Changes in Securities                                                   10

     Item 3.  Defaults Upon Senior Securities                                         10

     Item 4.  Submission of Matters to a Vote of Security Holders                     10

     Item 5.  Other Information                                                       10

     Item 6.  Exhibits and Reports on Form 8-K                                        10



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

                          PART I. FINANCIAL INFORMATION

Item  1.  Financial  Statements

                         DECATUR FIRST BANK GROUP, INC.
                           Consolidated Balance Sheet
                                 March 31, 2002
                                   (Unaudited)


                                     Assets
                                     ------

Cash and due from banks                                       $ 4,131,131
Federal funds sold                                              5,036,000
                                                              ------------

        Cash and cash equivalents                               9,167,131

Interest-bearing deposits in banks                              2,599,509
Investment securities available-for-sale                       25,588,291
Loans, net                                                     40,978,226
Premises and equipment, net                                     2,490,843
Accrued interest receivable and other assets                    1,468,857
                                                              ------------

                                                              $82,292,857
                                                              ============


                      Liabilities and Stockholders' Equity
                      ------------------------------------

Liabilities:
    Deposits:
        Noninterest-bearing                                   $14,325,024
        Interest-bearing                                       48,635,377
                                                              ------------

Total deposits                                                 62,960,401

    Other borrowings                                            4,806,000
    FHLB Advances                                               5,000,000
    Accrued interest payable and other liabilities                449,205
                                                              ------------

        Total liabilities                                      73,215,606

Stockholders' equity:
    Preferred stock, no par value; 2,000,000 authorized;
        no shares issued and outstanding                                -
    Common stock, $5 par value; authorized
        10,000,000 shares; 944,316 shares issued                4,721,580
    Additional paid-in capital                                  4,689,120
    Accumulated deficit                                           166,831
    Treasury stock (20,500 shares), at cost                      (258,500)
    Accumulated other comprehensive income                       (241,780)
                                                              ------------

        Total stockholders' equity                              9,077,251
                                                              ------------

                                                              $82,292,857
                                                              ============

See accompanying notes to consolidated financial statements.

                         DECATUR FIRST BANK GROUP, INC.

                      Consolidated Statements of Earnings

               For the Three Months Ended March 31, 2002 and 2001
                                  (Unaudited)

                                                             2002       2001
                                                          ----------  ---------
Interest income:
     Interest and fees on loans                           $  754,945    877,109
     Interest on investment securities                       315,354    384,256
     Other interest income                                    35,162    108,673
                                                          ----------  ---------

     Total interest income                                 1,105,461  1,370,038
                                                          ----------  ---------

Interest expense on deposits                                 232,849    564,920
Interest expense on borrowings                                95,608     73,440
                                                          ----------  ---------

     Total interest expense                                  328,457    638,360
                                                          ----------  ---------

     Net interest income                                     777,004    731,678

Provision for loan losses                                     75,000     25,000
                                                          ----------  ---------

     Net interest income after provision for loan losses     702,004    706,678
                                                          ----------  ---------

Other income:
     Service charges on deposit accounts                      90,550     68,057
     Gain on sales of securities                               9,412          -
     Other operating income                                   36,899     18,978
                                                          ----------  ---------

          Total other income                                 136,861     87,036
                                                          ----------  ---------

Other expense:
     Salaries and other personnel expense                    345,815    327,646
     Net occupancy and equipment expense                      69,522     83,364
     Other operating expense                                 250,299    232,362
                                                          ----------  ---------

          Total other expense                                665,635    643,372
                                                          ----------  ---------

          Earnings before income taxes                       173,229    150,342

Income tax expense                                            65,827     57,126
                                                          ----------  ---------

          Net earnings                                    $  107,402     93,216
                                                          ==========  =========

          Basic earnings per share                        $      .12        .10
                                                          ==========  =========

          Diluted earnings per share                      $      .11        .10
                                                          ==========  =========

See accompanying notes to consolidated financial statements.

                               DECATUR FIRST BANK GROUP, INC.

                        Consolidated Statements of Comprehensive Income

                      For the Three Months Ended March 31, 2002 and 2001
                                          (Unaudited)


                                                                              2002      2001
                                                                           ----------  -------
Net earnings                                                               $ 107,402    93,216
Other comprehensive income, net of tax:
  Unrealized gains (losses) on investment
    securities available-for-sale:
      Unrealized gains (losses) arising during the period, net of tax of    (185,901)  210,537
        $(113,939) and $129,039
      Realized gains during the period, net of tax of $3,577                  (5,835)        -
                                                                           ----------  -------

Other comprehensive income (loss)                                           (191,736)  210,537
                                                                           ----------  -------

Comprehensive income (loss)                                                $ (84,334)  303,753
                                                                           ==========  =======

See  accompanying  notes  to  consolidated  financial  statements.

                               DECATUR FIRST BANK GROUP, INC.
                            Consolidated Statements of Cash Flows
                      For the Three Months Ended March 31, 2002 and 2001
                                         (Unaudited)

                                                                       2002          2001
                                                                   ------------  ------------
Cash flows from operating activities:
  Net earnings                                                     $   107,402        93,216
    Adjustments to reconcile net earnings to
      net cash provided by operating activities:
        Provision for loan losses                                       75,000        25,000
        Depreciation, amortization and accretion                        64,941        25,353
        Provision for stock awards                                       4,806         6,005
        Gain on sale of securities                                      (9,412)            -
        Change in other                                                (22,263)      (86,650)
                                                                   ------------  ------------

            Net cash provided by operating activities                  220,474        62,924
                                                                   ------------  ------------

Cash flows from investing activities:
  Net change in interest-bearing deposits                             (405,178)   (1,139,590)
  Proceeds from maturities and paydowns
    of investment securities available-for-sale                      2,997,417    11,030,000
  Proceeds from sales of investment securities available-for-sale    3,077,832             -
  Purchases of investment securities available-for-sale             (4,630,927)  (16,693,478)
  Net change in loans                                                  824,334       831,486
  Purchases of premises and equipment                                 (585,751)      (15,722)
                                                                   ------------  ------------

            Net cash used by investing activities                    1,277,727    (5,987,304)
                                                                   ------------  ------------

Cash flows from financing activities:
  Net change in deposits                                            (1,699,202)    8,118,807
  Net change in borrowings                                             156,000             -
  Purchase of treasury stock                                          (107,500)            -
                                                                   ------------  ------------

            Net cash provided by financing activities               (1,650,702)    8,118,807
                                                                   ------------  ------------

Net change in cash and cash equivalents                               (152,501)    2,194,427

Cash and cash equivalents at beginning of the period                 9,319,632    12,212,516
                                                                   ------------  ------------

Cash and cash equivalents at end of the period                     $ 9,167,131    14,406,943
                                                                   ============  ============

Noncash investing activities:
  Change in unrealized gain/loss on securities
    available-for-sale, net of tax                                 $  (191,736)      210,537

See  accompanying  notes  to  consolidated  financial  statements.

                         DECATUR FIRST BANK GROUP, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


(1)  Organization  and  Basis  of  Presentation
     ------------------------------------------
     Decatur First Bank Group, Inc. (the Company), a bank holding company, owns 100% of the outstanding common stock of Decatur First Bank (the Bank), which operates in the Decatur, Georgia area. The Bank opened for business on September 2, 1997.

     The consolidated financial statements include the accounts of the Company and the Bank. All intercompany accounts and transactions have been eliminated in consolidation.

     The interim financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the periods ended March 31, 2002 and 2001 are not necessarily indicative of the results of a full year's operations.

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

                         DECATUR FIRST BANK GROUP, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

               For the Three Months Ended March 31, 2002 and 2001

FINANCIAL  CONDITION

     Total assets at March 31, 2002 were $82,293,000, representing a $1,728,000 (2%) decrease from December 31, 2001. Deposits decreased $1,700,000 (3%) from December 31, 2001. Loans decreased $899,000 (2%). The allowance for loan losses at March 31, 2002 totaled $566,000, representing 1.36% of total loans compared to December 31, 2001 totals of $595,000, which represented 1.40% of total loans. Cash and cash equivalents decreased $153,000 from December 31, 2001.

     There were no related party loans which were considered nonperforming at March 31, 2002. As of March 31, 2002, nonaccrual loans totaled $198,000 compared to $446,000 as of December 31, 2001. These amounts of nonperforming assets represent .2 percent of total assets at March 31, 2002 and .5 percent of total assets at December 31, 2002.

RESULTS  OF  OPERATIONS

     For the three months ended March 31, 2002, the Bank's net interest spread was 3.66%, while net interest margin, which considers the effect of non-interest bearing deposits, was 4.18%.

     Net income for the three months ended March 31, 2002 was $107,000, compared to net income of $93,000 for the same period for 2001. The increase in net income was primarily associated with an increase in net interest income ($45,000) and other operating income ($50,000) partially offset by $22,000 in additional other expenses.

     For the three months ended March 31, 2002, the Bank's yield on earning assets was 5.98% while the cost of funding sources was 2.32%. While net interest spread was 3.66%, net interest margin, which considers the effect of non-interest bearing deposits, was 4.18%. Net interest margin remained fairly stable compared to the same period for 2001. Management monitors the rate sensitivity of earnings assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the first year.

     Other income increased $50,000 for the three months ended March 31, 2002, compared to the same period for 2001. This increase was primarily associated with the increases in mortgage origination fees and the gain on sales of securities in 2002.

     Other expense increased $22,000 for the three months ended March 31, 2002, compared to the same period for 2001, primarily due to an increase in the volume of business, which led to additional expense necessary to service new business.

CAPITAL

     The following tables present Decatur First Bank Group Inc.'s regulatory capital position at March 31, 2002:

     Risk-Based  Capital  Ratios
     ---------------------------

     Tier 1 Tangible Capital, Actual                           16.08%
     Tier 1 Tangible Capital minimum requirement                4.00%
                                                               ------

     Excess                                                    12.08%
                                                               ======

     Total Capital, Actual                                     17.07%
     Total Capital minimum requirement                          8.00%
                                                               ------

     Excess                                                     9.07%
                                                               ======


     Leverage Ratio
     --------------

     Tier 1 Tangible Capital to adjusted total assets, Actual  11.43%
     Minimum leverage requirement                               4.00%
                                                               ------

     Excess                                                     7.43%
                                                               ======

                           PART II.  OTHER INFORMATION

                         DECATUR FIRST BANK GROUP, INC.


Item  1.     Legal  Proceedings
             ------------------
             None

Item  2.     Changes  in  Securities
             -----------------------
             None

Item  3.     Defaults  Upon  Senior  Securities
             ----------------------------------
             None

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders
             -----------------------------------------------------------
             (a)  The  2002  Annual Meeting of Shareholders was held on May 2,
                  2002.

             (b)  Election  of  Directors

                  The following directors will serve until the 2003 Annual Meeting of Shareholders: Merriell Autrey, Jr., John Walter Drake, William F. Floyd, Robert E. Lanier and Roger K. Quillen. The following directors will serve until the 2004 Annual Meeting of Shareholders: James A. Baskett, Carol G. Nickola, James T. Smith, III and Judy B. Turner.

                  The following are the results of the votes cast by shareholders present at the 2002 Annual Meeting of Shareholders, by proxy or in person, for the proposal to elect the following directors to serve until the 2005 Annual Meeting of Shareholders:

                                            For    Withhold
                                            ---    --------

                     John L. Adams, Jr.   580,042     600
                     Mary Bobbie Bailey   580,142     500
                     Lynn Pasqualetti     580,142     500
                     Kirby A. Thompson    580,142     500


Item  5.     Other  Information
             ------------------
             None

Item  6.     Exhibits  and  Reports  on  Form  8-K
             -------------------------------------
             None

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

                                   DECATUR  FIRST  BANK  GROUP,  INC.



                                   By:  /s/  Judy  B.  Turner
                                        ---------------------------------------
                                        Judy  B.  Turner
                                        President, Chief Executive Officer and
                                        Principal  Accounting  Officer


                                   Date:  May 14, 2002
                                        ---------------------------------------