Form 10QSB
period 2002-06-30
DECATUR FIRST BANK GROUP INC
filed 2002-08-13
CIK 1024918

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

             [X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2002

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

1120 Commerce Drive
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

                                  YES  XX   NO
                                       --

             Common stock, par value $5 per share:   923,890 shares
                         outstanding as of July 31, 2001

                  Transitional Small Business Disclosure Format
                                   (check one)

                              Yes        No  XX
                                  --         --

                             DECATUR FIRST BANK GROUP, INC.

                                        INDEX


                                                                                    Page No.
                                                                                    --------
PART I    FINANCIAL INFORMATION

  Item 1. Financial Statements

          Consolidated Balance Sheet (unaudited) at June 30, 2002                          3

          Consolidated Statements of Earnings (unaudited) for the Three Months
            and the Six Months Ended June 30, 2002 and 2001                                4

          Consolidated Statements of Comprehensive Income (unaudited) for the Six
            Months Ended June 30, 2002 and 2001                                            5

          Consolidated Statements of Cash Flows (unaudited) for the Six Months
            Ended June 30, 2002 and 2001                                                   6

          Notes to Consolidated Financial Statements (unaudited)                           7

  Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                           8

PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                                               10

  Item 2. Changes in Securities                                                           10

  Item 3. Defaults Upon Senior Securities                                                 10

  Item 4. Submission of Matters to a Vote of Security Holders                             10

  Item 5. Other Information                                                               10

  Item 6. Exhibits and Reports on Form 8-K                                                10



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

                          PART I. FINANCIAL INFORMATION

Item  1.  Financial  Statements

                         DECATUR FIRST BANK GROUP, INC.

                           Consolidated Balance Sheet
                                  June 30, 2002
                                   (Unaudited)


                                     Assets
                                     ------
Cash and due from banks                                                 $  1,232,466
Federal funds sold                                                         5,101,000
                                                                        -------------

        Cash and cash equivalents                                          6,333,466

Interest bearing deposits in banks                                         2,714,553
Investment securities available-for-sale                                  26,744,717
Loans, net                                                                47,908,673
Premises and equipment, net                                                2,459,405
Accrued interest receivable and other assets                               1,155,637
                                                                        -------------

                                                                        $ 87,316,451
                                                                        =============

                       Liabilities and Stockholders' Equity
                       ------------------------------------

Liabilities:
   Deposits:
     Noninterest-bearing                                                $ 16,405,051
     Interest-bearing                                                     50,552,516
                                                                        -------------

     Total deposits                                                       66,957,567

   FHLB Advances                                                           5,000,000
   Other borrowings                                                        5,182,000
   Accrued interest payable and other liabilities                            565,865
                                                                        -------------

     Total liabilities                                                    77,705,432
                                                                        -------------

Stockholders' equity:
   Preferred stock, no par value; authorized
     2,000,000 shares; no issued shares                                            -
   Common stock, $5 par value; authorized
     10,000,000 shares; issued 944,390 shares                              4,721,950
   Additional paid-in capital                                              4,689,749
    Retained earnings                                                        282,782
    Accumulated other comprehensive income                                   175,038
    Treasury stock                                                          (258,500)
                                                                        -------------

     Total stockholders' equity                                            9,611,019
                                                                        -------------

                                                                        $ 87,316,451
                                                                        =============


See accompanying notes to unaudited consolidated financial statements.

                         DECATUR FIRST BANK GROUP, INC.

                      Consolidated Statements of Earnings

      For the Three Months and the Six Months Ended June 30, 2002 and 2001
                                  (Unaudited)


                                               Three Months           Six Months
                                               Ended June 30         Ended June 30
                                         -----------------------  --------------------
                                             2002        2001       2002       2001
                                         ------------  ---------  ---------  ---------
Interest income:
   Interest and fees on loans            $    810,552    821,849  1,565,497  1,698,958
   Interest on investment securities          304,204    474,204    619,558    858,460
   Other interest income                       48,571     73,717     83,733    182,390
                                         ------------  ---------  ---------  ---------

   Total interest income                    1,163,327  1,369,770  2,268,788  2,739,808
                                         ------------  ---------  ---------  ---------

Interest expense on deposits                  238,856    574,403    471,705  1,139,323
Interest expense on borrowings                105,611    120,235    201,219    193,675
                                         ------------  ---------  ---------  ---------

   Total interest expense                     344,467    694,638    672,924  1,332,998
                                         ------------  ---------  ---------  ---------

   Net interest income                        818,860    675,132  1,595,864  1,406,810
                                         ------------  ---------  ---------  ---------

Provision for loan losses                      75,000    100,000    150,000    125,000
                                         ------------  ---------  ---------  ---------

   Net interest income after provision
     for loan losses                          743,860    575,132  1,445,864  1,281,810
                                         ------------  ---------  ---------  ---------

Other income:
   Service charges on deposit accounts         92,581     72,461    183,131    140,518
   Securities gains                            16,559     61,419     25,971     61,419
   Other operating income                      32,228     49,322     69,127     68,300
                                         ------------  ---------  ---------  ---------

      Total other income                      141,368    183,202    278,229    270,237
                                         ------------  ---------  ---------  ---------

Other expense:
   Salaries and other personnel expense       357,207    327,689    703,022    655,335
   Net occupancy and equipment expense         74,681     82,127    144,203    165,491
   Other operating expense                    269,267    234,503    519,566    466,865
                                         ------------  ---------  ---------  ---------

      Total other expense                     701,155    644,319  1,366,791  1,287,691
                                         ------------  ---------  ---------  ---------

      Earnings before income taxes            184,073    114,015    357,302    264,356

      Income tax expense                       68,122     43,322    133,949    100,448
                                         ------------  ---------  ---------  ---------

      Net earnings                       $    115,951     70,693    223,353    163,908
                                         ============  =========  =========  =========

Earnings per common share:
   Basic earnings per share              $        .13        .08        .24        .17
                                         ============  =========  =========  =========
   Diluted earnings per share            $        .13        .07        .23        .17
                                         ============  =========  =========  =========


See accompanying notes to unaudited consolidated financial statements.

                                  DECATUR FIRST BANK GROUP, INC.

                          Consolidated Statements of Comprehensive Income

                          For the Six Months Ended June 30, 2002 and 2001


                                                                                 2002       2001
                                                                               ---------  --------
Net earnings                                                                   $223,353   163,908
Other comprehensive income, net of tax:
  Unrealized gains on investment securities available-for-sale arising during
                  the period, net of $147,822 and $115,706, respectively        241,184   188,783
  Realized gains on sales of investment securities available-for-sale,
  net of income tax expense of $9,869 and $23,339, respectively                 (16,102)  (38,080)
                                                                               ---------  --------

Other comprehensive income                                                      225,082   150,703
                                                                               ---------  --------

Comprehensive income                                                           $448,435   314,611
                                                                               =========  ========


See accompanying notes to unaudited consolidated financial statements.

                                      DECATUR FIRST BANK GROUP, INC.

                                   Consolidated Statements of Cash Flows

                              For the Six Months Ended June 30, 2002 and 2001
                                                (Unaudited)



                                                                                     2002           2001
                                                                                 -------------  ------------
Cash flows from operating activities:
  Net earnings                                                                   $    223,353       163,908
    Adjustments to reconcile net earnings to net
    cash provided by operating activities:
    Provision for loan losses                                                         150,000       125,000
    Depreciation, amortization and accretion                                          115,467       100,607
    Securities gains                                                                  (25,971)      (61,419)
    Provision for stock awards                                                          5,805         6,005
    Change in other                                                                   152,148       219,333
                                                                                 -------------  ------------

          Net cash provided by operating activities                                   620,802       553,434
                                                                                 -------------  ------------

Cash flows from investing activities:
  Net change in interest-bearing deposits in banks                                   (520,222)   (1,273,834)
  Proceeds from maturities and paydowns
  of investment securities available for sale                                       4,397,837     1,165,452
  Proceeds from sales of investment securities available-for-sale                   6,316,138     2,068,432
  Purchases of investment securities available for sale                            (9,740,927)  (15,850,524)
  Change in loans                                                                  (6,181,113)   (4,314,558)
  Purchases of premises and equipment                                                (601,145)      (27,451)
                                                                                 -------------  ------------

          Net cash used by investing activities                                    (6,329,432)  (18,232,483)
                                                                                 -------------  ------------

Cash flows from financing activities:
  Net change in deposits                                                            2,297,964    10,511,636
  Proceeds from advances from the Federal Home Loan Bank                                    -     5,000,000
  Net change in borrowings                                                            532,000             -
  Purchase of treasury shares                                                        (107,500)      (13,000)
                                                                                 -------------  ------------

          Net cash provided by financing activities                                 2,722,464    15,498,636
                                                                                 -------------  ------------

Net change in cash and cash equivalents                                            (2,986,166)   (2,180,413)

Cash and cash equivalents at beginning of the period                                9,319,632    12,212,516
                                                                                 -------------  ------------

Cash and cash equivalents at end of period                                       $  6,333,466    10,032,103
                                                                                 =============  ============

Noncash investing activities:
  Change in unrealized gain/loss on securities available-for-sale, net of tax    $    225,082        92,366


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

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders on Form 10-KSB. The financial statements as of June 30, 2002 and for the interim periods ended June 30, 2002 and 2001 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2001 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in the Company's 2001 Form 10-KSB.

(2)  CRITICAL  ACCOUNTING  POLICIES  AND  ESTIMATES

The Company has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. The Company's significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2001 as filed on our annual report on Form 10-KSB.

Certain accounting policies involve significant estimates and assumptions by the Company, which have a material impact on the carrying value of certain assets and liabilities. The Company considers these accounting policies to be critical accounting policies. The estimates and assumptions used are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the estimates and assumptions made, actual results could differ from these estimates and assumptions which could have a material impact on carrying values of assets and liabilities and results of operations.

The Company believes that the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of its consolidated financial statements. Refer to the portion of management's discussion and analysis of financial condition and results of operations that addresses the allowance for loan losses for a description of the Company's processes and methodology for determining the allowance for loan losses.

(3)  EARNINGS  PER  SHARE

Net earnings per common share are based on the weighted average number of common shares outstanding during each period. The calculation of basic and diluted earnings per share is as follows:

                                                    Three Months        Six Months
                                                   Ended June 30       Ended June 30
                                               --------------------  ----------------
                                                  2002       2001     2002     2001
                                               -----------  -------  -------  -------
Basic earnings per share:
Net earnings                                   $   115,951   70,693  223,353  163,908
Weighted average common shares outstanding         923,890  942,497  930,870  942,861
Per share amount                               $       .13      .08      .24      .17
                                               ===========  =======  =======  =======

Diluted earnings per share:
Net earnings                                   $   115,951   70,693  223,353  163,908
Effect of dilutive securities - stock options       20,749   18,469   20,749   18,469
Diluted earnings per share                     $       .13      .07      .23      .17
                                               ===========  =======  =======  =======

Item  2.
                         DECATUR FIRST BANK GROUP, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

            For the Three and Six Months Ended June 30, 2002 and 2001

The following is a discussion of our financial condition as of June 30, 2002 compared to December 31, 2001, and the results of operations for the three and six months ended June 30, 2002 and 2001. These comments should be read in conjunction with our consolidated financial statements and accompanying footnotes appearing in this report. This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. The words "expect", "estimate", "anticipate", and "believe", as well as similar expressions, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission.

RESULTS  OF  OPERATIONS
-----------------------

NET  INTEREST  INCOME
---------------------

For the six months ended June 30, 2002, net interest income totaled $1,596,000 as compared to $1,407,000 for the same period in 2001. Interest income from loans, including fees decreased $134,000 or 8% to $1,565,000 for the six months ended June 30, 2002. This decrease in income was more than offset by a decrease in interest expense, which totaled $673,000 for the six months ended June 30, 2002 compared to $1,333,000 in 2001. The increase in net interest income is due to the overall decrease in average interest rates paid on deposit acccounts. The net interest margin realized on earning assets and the interest rate spread were 4.14% and 3.60%, respectively, for the six months ended June 30, 2002. For the six months ended June 30, 2001, the net interest margin was 3.77% and the interest rate spread was 2.82%.

For the quarter ended June 30, 2002, interest income totaled $1,163,000 as compared to $1,370,000 for the same period in 2001. This decrease was more than offset by a decrease in interest expense, which totaled $344,000 for the quarter ended June 30, 2002 compared to $695,000 for the same period in 2001. The increase in net interest income is due to the overall decrease in average interest rates paid on deposit acccounts.


INTEREST  RATE  SENSITIVITY  AND  ASSET  LIABILITY  MANAGEMENT
--------------------------------------------------------------

Interest rate sensitivity measures the timing and magnitude of the repricing of assets compared with the repricing of liabilities and is an important part of asset/liability management of a financial institution. The objective of interest rate sensitivity management is to generate stable growth in net interest income, and to control the risks associated with interest rate movements. Management constantly reviews interest rate risk exposure and the expected interest rate environment so that adjustments in interest rate sensitivity can be timely made. Since the assets and liabilities of a bank are primarily monetary in nature (payable in fixed, determinable amounts), the performance of a bank is affected more by changes in interest rates than by inflation. Interest rates generally increase as the rate of inflation increases, but the magnitude of the change in rates may not be the same.

Net interest income is the primary component of net income for financial institutions. Net interest income is affected by the timing and magnitude of repricing of as well as the mix of interest sensitive and noninterest sensitive assets and liabilities. "Gap" is a static measurement of the difference between the contractual maturities or repricing dates of interest sensitive assets and interest sensitive liabilities within the following twelve months. Gap is an attempt to predict the behavior of the Bank's net interest income in general terms during periods of movement in interest rates. In general, if the Bank is asset sensitive, more of its interest sensitive assets are expected to reprice within twelve months than its interest sensitive liabilities over the same period. In a rising interest rate environment, assets repricing more quickly is expected to enhance net interest income. Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since assets would theoretically be repricing at lower interest rates more quickly than interest sensitive liabilities. Although it can be used as a general predictor, Gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will reprice immediately and fully at the contractually designated time. At June 30, 2002, the Bank, as measured by Gap, is in an asset sensitive position. Management has several tools available to it to evaluate and affect interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities. For more information on asset-liability management, see the annual report of Form 10-KSB filed with the Securities and Exchange Commission.

                         DECATUR FIRST BANK GROUP, INC.

ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF  OPERATIONS  -  continued
--------------

PROVISION  AND  ALLOWANCE  FOR  LOAN  LOSSES
--------------------------------------------

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for possible loan losses at an adequate level. The provision charged to expense was $150,000 for the six months ended June 30, 2002 as compared to $125,000 for the six months ended June 30, 2001. The provision for the quarter ended June 30, 2002 was $75,000 compared to $100,000 for the same period in 2001. The increase in the provision has been a result of management's efforts to increase the allowance to match the growth in the loan portfolio. The allowance for loan losses was 1.31% of gross loans at June 30, 2002. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We anticipate maintaining an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

NONINTEREST  INCOME
-------------------

Noninterest income for the six months ended June 30, 2002 totaled $278,000 as compared to $270,000 for the six months ended June 30, 2001. The increase in noninterest income was due to an increase in service charges on deposit accounts during the six months ended June 30, 2002 as compared to the same period in 2001.

Noninterest income for the quarter ended June 30, 2002 totaled $141,000 as compared to $183,000 for the quarter ended June 30, 2001. The decrease in noninterest income was due to a large gain recognized on the sale of investment securities available-for-sale during the quarter ended June 30, 2001.

NONINTEREST  EXPENSE
--------------------

Total noninterest expense for the six months ended June 30, 2002 was $1,367,000 as compared to $1,288,000 for the same period in 2001. Total noninterest expense for the three months ended June 30, 2002 was $701,000 as compared to $644,000 for the same period in 2001. Salaries and benefits, the largest component of noninterest expense, totaled $703,000 for the six months ended June 30, 2002, compared to $655,000 for the same period a year ago and totaled $357,000 for the quarter ended June 30, 2002, compared to $328,000 for the same period in 2001. These increases were due to an increaese in staff to handle the increased number of customers and normal salary increases. Other operating expenses were $520,000 for the six months ended June 30, 2002 as compared to $467,000 for the six months ended June 30, 2001. These increases in noninterest expenses are due to the continued growth of the Bank.

INCOME  TAXES
-------------

Income tax expense for the six and three months ended June 30, 2002 was $134,000 and $68,000, respectively. Income tax expense for the six and three months ended June 30, 2001 was $100,000 and $43,000, respectively. The effective tax rate was approximately 37% for all periods presented.

NET  EARNINGS
-------------

The combination of the above factors resulted in net earnings of $223,000 for the six months ended June 30, 2002 compared to net earnings for the six months ended June 30, 2001 of $164,000. Net earnings for the quarters ended June 30, 2002 and 2001 were $116,000 and $71,000, respectively. Basic earnings per share was $.24 for the six months ended June 30, 2002 compared to basic earnings per share of $.17 for the same period in 2001. Basic earnings per share was $.13 for the quarter ended June 30, 2002 compared to basic earnings per share of $.08 for the quarter ended June 30, 2001.

                         DECATUR FIRST BANK GROUP, INC.


ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF  OPERATIONS  --  continued
--------------

ASSETS  AND  LIABILITIES
------------------------

During the first six months of 2002, total assets increased $3,296,000, or 4%, when compared to December 31, 2001. The primary source of growth in assets was loans, which increased $6,031,000, or 14%, during the first six months of 2002. Investment securities available-for-sale decreased $289,000 from December 31, 2001 to $27,062,000 at June 30, 2002. Total deposits increased $2,298,000, or
4%,  from  the  December  31,  2001  amount  of  $64,660,000.

INVESTMENT  SECURITIES
----------------------

Investment securities available-for-sale decreased $289,000 from $27,351,000 at December 31, 2001 to $27,062,000 at June 30, 2002. This decrease was the result of funds being invested in loans. All of the Bank's marketable investment securities were designated as available-for-sale at June 30, 2002.

PREMISES  AND  EQUIPMENT
------------------------

Premises and equipment, net of depreciation, totaled $2,459,000 at June 30, 2002. The increase of $507,000 from the December 31, 2001 amount of $1,952,000 was due to the purchase of the main office of the Bank, which had previously been leased.

LOANS
-----

Gross loans totaled $48,546,000 at June 30, 2002, an increase of $6,073,000 or 14% since December 31, 2001. The largest increase in loans was in Real estate - mortgage, which increased $6,677,000 or 26% to $32,683,000 at June 30, 2002.
Balances within the major loans receivable categories as of June 30, 2002 and December 31, 2001 are as follows:


                                             June 30, 2002   December 31, 2001
                                             --------------  ------------------
Commercial, financial and agricultural       $    9,674,142  $       11,142,289
Real estate - construction                        4,058,027           2,913,723
Real estate - mortgage                           32,683,282          26,005,923
Consumer                                          2,130,261           2,410,904
                                             --------------  ------------------

                                             $   48,545,712  $       42,472,839
                                             ==============  ==================

                         DECATUR FIRST BANK GROUP, INC.

ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF  OPERATIONS  -  continued
--------------

ALLOWANCE FOR LOAN LOSSES
-------------------------

Activity in the Allowance for Loan Losses is as follows:

                                                                June 30,
                                                       --------------------------
                                                           2002          2001
                                                       ------------  ------------
 Balance, January 1,                                   $   595,279   $   534,568
 Provision for loan losses for the period                  150,000       125,000
 Net loans (charged off) recovered for the period         (108,241)         (156)
                                                       ------------  ------------

 Balance, end of period                                $   637,038   $   659,412
                                                       ============  ============

 Gross loans outstanding, end of period                $48,545,712   $39,641,510
                                                       ============  ============

 Allowance for loan losses to gross loans outstanding         1.31%         1.66%
                                                       ============  ============

DEPOSITS
--------

At June 30, 2002 total deposits increased by $2,298,000, or 4% from December 31,
2001.   Noninterest-bearing  demand  deposits  increased  $1,762,000  or 12% and interest-bearing  deposits  increased  $536,000  or  1%.

Balances within the major deposit categories as of June 30, 2002 and December 31, 2001 as follows:

                                           June 30, 2002   December 31, 2001
                                           --------------  ------------------
Noninterest-bearing demand deposits        $   16,405,051  $       14,642,748
Interest-bearing demand deposits               22,047,220          23,201,847
Savings deposits                                1,417,044           1,353,884
Certificates of deposit $100,000 and over      11,341,428           9,387,020
Other time deposits                            15,746,823          16,074,104
                                           --------------  ------------------

                                           $   66,957,567  $       64,659,603
                                           ==============  ==================

LIQUIDITY
---------

The Company's liquidity needs include the funding of loans, purchases of operating assets, etc. Liquidity needs are met by us through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-total borrowed funds ratio, which was at 63% at June 30, 2002 and 66% at December 31, 2001.

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist of commitments to extend credit and loans sold with limited recourse. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. A commitment involves, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. The Company's exposure to credit loss in the event of non-performance by the other party to the instrument is represented by the contractual notional amount of the instrument.

                         DECATUR FIRST BANK GROUP, INC.

ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF  OPERATIONS--  continued
--------------

LIQUIDITY  -  continued
---------

Since certain commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company uses the same credit policies in making commitments to extend credit as it does for on-balance-sheet instruments.

Collateral held for commitments to extend credit varies but may include accounts receivable, inventory, property, plant, equipment, and income-producing commercial properties.

The following table summarizes the Company's off-balance-sheet financial instruments whose contract amounts represent credit risk as of June 30, 2002:

           Commitments to extend credit        $  15,134,000
           Standby letters of credit           $     128,000


Management is not aware of any significant concentrations of loans to classes of borrowers or industries that would be affected similarly by economic conditions. Although the Bank's loan portfolio is diversified, a substantial portion of its borrowers' ability to honor the terms of their loans is dependent on the economic conditions in DeKalb County and surrounding areas.

We also have obtained lines of credit available with correspondent banks to purchase federal funds for periods from one to fourteen days.

CAPITAL  RESOURCES
------------------

Total shareholders' equity increased from $9,264,000 at December 31, 2001 to $9,611,000 at June 30, 2002. This increase was attributable to net earnings for the period and an increase in accumulated other comprehensive income, partially offset by an increase in treasury stock.

Bank holding companies, such as us, and their banking subsidiaries are required by banking regulators to meet certain minimum levels of capital adequacy, which are expressed in the form of certain ratios. Capital is separated into Tier 1 capital (essentially common shareholders' equity less intangible assets) and Tier 2 capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets). The first two ratios, which are based on the degree of credit risk in our assets, provide the weighting of assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The ratio of Tier 1 capital to risk-weighted assets must be at least 4.0% and the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8.0%. The capital leverage ratio supplements the risk-based capital guidelines.

                         DECATUR FIRST BANK GROUP, INC.

ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF  OPERATIONS--continued
--------------

CAPITAL  RESOURCES  --  continued
------------------

Banks and bank holding companies are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 3.0%.

The following table summarizes the Bank's risk-based capital ratios at June 30, 2002:


  Tier 1 capital (to risk-weighted assets)                            14.70%
  Total capital (to risk-weighted assets)                             15.70%
  Tier 1 capital (to total average assets)                            11.04%


REGULATORY  MATTERS
-------------------

From time to time, various bills are introduced in the United States Congress with respect to the regulation of financial institutions. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. We cannot predict whether any of these proposals will be adopted or, if adopted, how these proposals would affect us.

RECENT  ACCOUNTING  PRONOUNCEMENTS
----------------------------------

Accounting standards that have been issued or proposed by the Financial Accounting Standards Board that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

                           PART II.  OTHER INFORMATION

                         DECATUR FIRST BANK GROUP, INC.



ITEM 1.   LEGAL PROCEEDINGS
          ------------------
          None

ITEM 2.   CHANGES  IN  SECURITIES
          -----------------------
          None

ITEM 3.   DEFAULTS  UPON  SENIOR  SECURITIES
          ----------------------------------
          None

ITEM 4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
          -----------------------------------------------------------
          None

ITEM 5.   OTHER  INFORMATION
          ------------------
          None

ITEM 6.   EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  Exhibits

          99.1 Certification of Chief Executive Officer and Chief Financial Officer

     (b)  Reports  on  Form  8-K
          None

                         DECATUR FIRST BANK GROUP, INC.

                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  DECATUR FIRST BANK GROUP, INC.



                                  By:     /S/  JUDY B. TURNER
                                          --------------------------------------
                                          Judy B. Turner
                                          President, Chief Executive Officer and
                                          Principal Financial and
                                          Accounting Officer


                                  Date:   August 13, 2002
                                          --------------------------------------