Form 10QSB
period 2002-09-30
DECATUR FIRST BANK GROUP INC
filed 2002-11-13
CIK 1024918

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2002

                                       OR

            [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period from___________to___________

                         Commission file number 000-24139

                         Decatur First Bank Group, Inc.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

              Georgia                                   58-2254289
        --------------------------            -------------------------------
        (State of Incorporation)         (I.R.S. Employer Identification No.)

     1120 Commerce Drive
     Decatur, Georgia                                       30030
     ---------------------------------------     ------------------------------
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

                                  YES  XX   NO
                                      ---

             Common stock, par value $5 per share:   924,117 shares
                       outstanding as of November 11, 2002

                  Transitional Small Business Disclosure Format
                                   (check one)
                              Yes ____     No   XX
                                              ----

                                          DECATUR FIRST BANK GROUP, INC.

                                                     INDEX

                                                                                                    Page No.
                                                                                                    --------
PART I             FINANCIAL INFORMATION

    Item 1.        Financial Statements

                   Consolidated Balance Sheet (unaudited) at September 30, 2002                          3

                   Consolidated Statements of Earnings (unaudited) for the Three Months
                   and the Nine Months Ended September 30, 2002 and 2001                                 4

                   Consolidated Statements of Comprehensive Income (unaudited) for the Nine
                   Months Ended September 30, 2002 and 2001                                              5

                   Consolidated Statements of Cash Flows (unaudited) for the Nine Months
                   Ended September 30, 2002 and 2001                                                     6

                   Notes to Consolidated Financial Statements (unaudited)                                7

    Item 2.        Management's Discussion and Analysis of Financial Condition and
                   Results of Operations                                                                 8

    Item 3.        Controls and Procedures                                                              14

PART II.           OTHER INFORMATION

    Item 1.        Legal Proceedings                                                                    14

    Item 2.        Changes in Securities                                                                14

    Item 3.        Defaults Upon Senior Securities                                                      14

    Item 4.        Submission of Matters to a Vote of Security Holders                                  14

    Item 5.        Other Information                                                                    14

    Item 6.        Exhibits and Reports on Form 8-K                                                     14



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

                         PART I.  FINANCIAL INFORMATION
Item  1.  Financial  Statements

                         DECATUR FIRST BANK GROUP, INC.

                                  Balance Sheet

                               September 30, 2002
                                  (Unaudited)


                              Assets
                              -------
Cash and due from banks                                       $       1,833,193
Federal funds sold                                                    3,898,000
                                                                    ------------

      Cash and cash equivalents                                       5,731,193

Interest-bearing deposits                                             1,934,155
Investment securities available-for-sale                             24,726,802
Loans, net                                                           54,739,342
Premises and equipment, net                                           2,467,185
Other assets                                                          1,296,227
                                                                    ------------
                                                              $      90,894,905
                                                                    ============

                   Liabilities and Stockholders' Equity
                   ------------------------------------

Liabilities:
       Deposits:
         Noninterest-bearing                                  $      15,329,686
         Interest-bearing                                            54,941,791
                                                                    ------------

         Total deposits                                              70,271,477

       FHLB Advances                                                  9,980,000
       Accrued interest payable and other liabilities                   644,552
                                                                    ------------

         Total liabilities                                           80,896,029
                                                                    ------------

Stockholders' equity
       Preferred stock, no par value; authorized
          2,000,000 shares; no issued shares                                  -
       Common stock, $5 par value; authorized
          10,000,000 shares; issued  944,508 shares                   4,722,540
       Additional paid-in capital                                     4,690,752
       Retained earnings                                                452,642
       Treasury stock (20,500 shares), at cost                         (258,500)
       Accumulated comprehensive income                                 391,442
                                                                    ------------

          Total stockholders' equity                                  9,998,876
                                                                    ------------

                                                              $      90,894,905
                                                                    ============

See  accompanying  notes  to  unaudited  consolidated  financial  statements.

                         DECATUR FIRST BANK GROUP, INC.

                             Statements of Earnings

   For the Three Months and the Nine Months Ended September 30, 2002 and 2001
                                  (Unaudited)

                                             Three Months Ended   Nine Months Ended
                                                September 30,       September 30,
                                           --------------------  ---------------------
                                            2002         2001       2002       2001
                                        ------------  ---------  ----------  ---------
Interest income:
     Interest and fees on loans         $    926,552    879,882   2,492,049  2,578,840
     Interest on investment securities       277,015    462,328     896,573  1,320,788
     Other interest income                    28,401     47,461     112,134    229,851
                                        ------------  ---------  ----------  ---------

    Total interest income                  1,231,968  1,389,671   3,500,756  4,129,479
                                        ------------  ---------  ----------  ---------

Interest expense on deposits                 271,559    536,214     743,264  1,675,537
Interest expense on borrowings               103,508    119,925     304,727    313,600
                                        ------------  ---------  ----------  ---------

    Total interest expense                   375,067    656,139   1,047,991  1,989,137
                                        ------------  ---------  ----------  ---------

    Net interest income                      856,901    733,532   2,452,765  2,140,342

Provision for loan losses                    100,000    175,000     250,000    300,000
                                        ------------  ---------  ----------  ---------

    Net interest income after provision
     for loan losses                         756,901    558,532   2,202,765  1,840,342
                                        ------------  ---------  ----------  ---------


Other income:
    Service charges on deposit accounts      106,619     78,089     289,750    218,607
    Securities gains (losses)                 55,108     21,172      81,079     82,591
    Other operating income                    61,324     75,460     130,451    143,760
                                        ------------  ---------  ----------  ---------

          Total other income                 223,051    174,721     501,280    444,958
                                        ------------  ---------  ----------  ---------

Other expense:
 Salaries and other personnel expense        378,883    313,359   1,081,905    968,694
 Net occupancy and equipment expense          64,571     82,598     208,774    248,089
 Other operating expense                     259,586    226,975     779,152    693,840
                                        ------------  ---------  ----------  ---------

          Total other expense                703,040    622,932   2,069,831  1,910,623
                                        ------------  ---------  ----------  ---------

          Earnings before income taxes       276,912    110,321     634,214    374,677

          Income tax expense                 107,052     46,047     241,001    146,495
                                        ------------  ---------  ----------  ---------

          Net earnings                  $    169,860     64,274     393,213    228,182
                                           =========  =========  ==========  =========

Earnings per common share:
    Basic earnings per share            $        .18        .07         .42        .24
                                           =========  =========  ==========  =========
    Diluted earnings per share          $        .18        .07         .42        .24
                                           =========  =========  ==========  =========

See  accompanying  notes  to  unaudited  consolidated  financial  statements.

                          DECATUR  FIRST  BANK  GROUP,  INC.

                         Statements of Comprehensive Income

               For the Nine Months Ended September 30, 2002 and 2001


                                                                      2002         2001
                                                                  ------------  ---------
Net earnings                                                      $    393,213   228,182

Other comprehensive income, net of tax:
  Unrealized gains on investment
    securities available-for-sale:
      Unrealized gains arising during the period, net of income
        taxes of $301,398 and $221,906                                 491,755   450,170
      Reclassification adjustment for gains included in
        net earnings, net of income tax of $30,810 and  $31,385        (50,269)  (51,206)
                                                                  ------------  ---------

Other comprehensive income                                             441,486   398,964
                                                                  ------------  ---------

Comprehensive income                                              $    834,699   627,146
                                                                  ============  =========

See  accompanying  notes  to  unaudited  consolidated  financial  statements.

                              DECATUR  FIRST  BANK  GROUP,  INC.

                                   Statements of Cash Flows

                     For the Nine Months Ended September 30, 2002 and 2001
                                          (Unaudited)


                                                                       2002           2001
                                                                   -------------  ------------
Cash flows from operating activities:
 Net earnings                                                      $    393,213       228,182
 Adjustments to reconcile net earnings to net
   cash provided by operating activities:
     Provision for loan losses                                          250,000       300,000
     Depreciation, amortization and accretion                           199,066       171,984
     Securities gains                                                   (81,079)      (82,591)
                Provision for stock awards                                7,398        10,075
     Change in other                                                    (42,391)      277,008
                                                                   -------------  ------------

         Net cash provided by operating activities                      726,207       904,658
                                                                   -------------  ------------

Cash flows from investing activities:
 Net change in interest-bearing deposits in banks                       260,176    (2,431,010)
 Proceeds from maturities and paydowns
   of investment securities available for sale                       10,028,677     8,983,884
 Proceeds from sales of investment securities available for sale      9,816,138
 Purchases of investment securities available for sale              (16,486,473)  (20,366,607)
 Change in loans                                                    (13,111,782)   (7,592,300)
 Purchases of premises and equipment                                   (655,756)      (27,808)
                                                                   -------------  ------------

         Net cash used by investing activities                      (10,149,020)  (21,433,841)
                                                                   -------------  ------------

Cash flows from financing activities:
 Net change in deposits                                               5,611,874    11,718,045
 Proceeds from borrowings                                             4,980,000     5,000,000
       Repayment of borrowings                                       (4,650,000)     (105,000)
 Purchase of treasury shares                                           (107,500)      (26,000)
                                                                   -------------  ------------

         Net cash provided by financing activities                    5,834,374    16,587,045
                                                                   -------------  ------------

Net change in cash and cash equivalents                              (3,588,439)   (3,942,138)

Cash and cash equivalents at beginning of the period                  9,319,632    12,212,516
                                                                   -------------  ------------

Cash and cash equivalents at end of the period                     $  5,731,193     8,270,378
                                                                   =============  ============

Noncash investing activities:
 Change in unrealized gain/loss on securities available for sale,
   net of tax                                                      $    441,486       398,964

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

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders on Form 10-KSB. The financial statements as of September 30, 2002 and for the interim periods ended September 30, 2002 and 2001 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2001 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in the Company's 2001 Form 10-KSB.

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

(3)     EARNINGS  PER  SHARE

Net earnings per common share are based on the weighted average number of common shares outstanding during each period. The calculation of basic and diluted earnings per share is as follows:

                                                 Three Months          Nine months
                                              Ended September 30    Ended September 30
                                             --------------------  --------------------
                                                2002       2001      2002       2001
                                             ----------  --------  ---------  ---------
Basic earnings per share:
Net earnings                                 $  169,860    64,274    393,213    228,182
Weighted average common shares outstanding      923,952   941,594    925,348    942,439
Per share amount                             $      .18       .07        .42        .24
                                             ==========  ========  =========  =========

Diluted earnings per share:
Net earnings                                 $  169,860    64,274    393,213    228,182
Effect of dilutive securities-stock options      20,749    18,469     20,749     18,469
Diluted earnings per share                   $      .18       .07        .42        .24
                                             ==========  ========  =========  =========

Item  2.
                         DECATUR FIRST BANK GROUP, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         For the Three and Nine months Ended September 30, 2002 and 2001

The following is a discussion of our financial condition as of September 30, 2002 compared to December 31, 2001, and the results of operations for the three and nine months ended September 30, 2002 and 2001. These comments should be read in conjunction with our consolidated financial statements and accompanying footnotes appearing in this report. This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. The words "expect", "estimate", "anticipate", and "believe", as well as similar expressions, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission.

RESULTS  OF  OPERATIONS
-----------------------

NET  INTEREST  INCOME
---------------------

For  the  nine  months  ended  September  30,  2002, net interest income totaled
$2,453,000 as compared to $2,140,000 for the same period in 2001. Interest income from loans, including fees decreased $87,000 or 3% to $2,492,000 for the nine months ended September 30, 2002. This decrease in income was more than offset by a decrease in interest expense, which totaled $1,048,000 for the nine months ended September 30, 2002 compared to $1,989,000 in 2001. The increase in net interest income is due to the overall decrease in average interest rates paid on deposit accounts and the shift of interest earning assets from investment securities into loans. The net interest margin realized on earning assets and the interest rate spread were 4.14% and 3.57%, respectively, for the nine months ended September 30, 2002. For the nine months ended September 30, 2001, the net interest margin was 3.70% and the interest rate spread was 2.79%.

For the quarter ended September 30, 2002, interest income totaled $1,232,000 as compared to $1,390,000 for the same period in 2001. This decrease was more than offset by a decrease in interest expense, which totaled $375,000 for the quarter ended September 30, 2002 compared to $656,000 for the same period in 2001. The increase in net interest income is due to the overall decrease in average interest rates paid on deposit accounts and the shift of interest earning assets from investment securities into loans.


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

Net interest income is the primary component of net income for financial institutions. Net interest income is affected by the timing and magnitude of repricing of as well as the mix of interest sensitive and noninterest sensitive assets and liabilities. "Gap" is a static measurement of the difference between the contractual maturities or repricing dates of interest sensitive assets and interest sensitive liabilities within the following twelve months. Gap is an attempt to predict the behavior of the Bank's net interest income in general terms during periods of movement in interest rates. In general, if the

                         DECATUR FIRST BANK GROUP, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF  FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF  OPERATIONS,  --  continued
--------------

INTEREST  RATE  SENSITIVITY  AND  ASSET  LIABILITY  MANAGEMENT,  CONTINUED
--------------------------------------------------------------------------

 Bank is asset sensitive, more of its interest sensitive assets are expected to reprice within twelve months than its interest sensitive liabilities over the same period. In a rising interest rate environment, assets repricing more quickly is expected to enhance net interest income. Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since assets would theoretically be repricing at lower interest rates more quickly than interest sensitive liabilities. Although it can be used as a general predictor, Gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will reprice immediately and fully at the contractually designated time. At September 30, 2002, the Bank, as measured by Gap, is in an asset sensitive position. Management has several tools available to it to evaluate and affect interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities. For more information on asset-liability management, see the annual report of Form 10-KSB filed with the Securities and Exchange Commission.

PROVISION  AND  ALLOWANCE  FOR  LOAN  LOSSES
--------------------------------------------

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for possible loan losses at an adequate level. The provision charged to expense was $250,000 for the nine months ended September 30, 2002 as compared to $300,000 for the nine months ended September 30, 2001. The provision for the quarter ended September 30, 2002 was $100,000 compared to $175,000 for the same period in 2001. The decrease in the provision was due to the fact that certain loans had been down graded in 2001 due to deterioration of the borrower's financial condition. The allowance for loan losses was 1.24% of gross loans at September 30, 2002. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We anticipate maintaining an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

NONINTEREST  INCOME
-------------------

Noninterest income for the nine months ended September 30, 2002 totaled $501,000 as compared to $445,000 for the nine months ended September 30, 2001. The increase in noninterest income was due to an increase in service charges on deposit accounts during the nine months ended September 30, 2002 as compared to the same period in 2001.

Noninterest income for the quarter ended September 30, 2002 totaled $223,000 as compared to $175,000 for the quarter ended September 30, 2001. The increase in noninterest income was due to an increase in service charges on deposit accounts and an increase in the gain on sale of investment securities available-for-sale during the quarter ended September 30, 2002 as compared to the same period in 2001.

NONINTEREST  EXPENSE
--------------------

Total noninterest expense for the nine months ended September 30, 2002 was $2,070,000 as compared to $1,911,000 for the same period in 2001. Total noninterest expense for the three months ended September 30, 2002 was $703,000 as compared to $623,000 for the same period in 2001. Salaries and benefits, the largest component of noninterest expense, totaled $1,082,000 for the nine months ended September 30, 2002, compared to $969,000 for the same period a year ago and totaled $379,000 for the quarter ended September 30, 2002, compared to $313,000 for the same period in 2001. These increases were due to an increase in staff to handle the increased number of customers and normal salary increases. Other operating expenses were $779,000 for the nine months ended September 30, 2002 as compared to $694,000 for the nine months ended September 30, 2001. These increases in noninterest expenses are due to the continued growth of the Bank.

                         DECATUR FIRST BANK GROUP, INC.


ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF  OPERATIONS  --  continued
--------------

INCOME  TAXES
-------------

Income tax expense for the nine and three months ended September 30, 2002 was $241,000 and $107,000, respectively. Income tax expense for the nine and three months ended September 30, 2001 was $146,000 and $46,000, respectively. The effective tax rate was approximately 38% during 2002 and 39% during 2001.

NET  EARNINGS
-------------

The combination of the above factors resulted in net earnings of $393,000 for the nine months ended September 30, 2002 compared to net earnings for the nine months ended September 30, 2001 of $228,000. Net earnings for the quarters ended September 30, 2002 and 2001 were $170,000 and $64,000, respectively. Basic earnings per share was $.42 for the nine months ended September 30, 2002 compared to basic earnings per share of $.24 for the same period in 2001. Basic earnings per share was $.18 for the quarter ended September 30, 2002 compared to basic earnings per share of $.07 for the quarter ended September 30, 2001.

ASSETS  AND  LIABILITIES
------------------------

During the first nine months of 2002, total assets increased $6,874,000, or 8%, when compared to December 31, 2001. The primary source of growth in assets was loans, which increased $12,862,000, or 31%, during the first nine months of 2002. Investment securities available-for-sale decreased $2,624,000 from December 31, 2001 to $24,727,000 at September 30, 2002. Total deposits increased $5,612,000, or 9%, from the December 31, 2001 amount of $64,660,000.

INVESTMENT  SECURITIES
----------------------

Investment securities available-for-sale decreased $2,624,000 from $27,351,000 at December 31, 2001 to $24,727,000 at September 30, 2002. This decrease was the result of funds being invested in loans. All of the Bank's marketable investment securities were designated as available-for-sale at September 30, 2002.

PREMISES  AND  EQUIPMENT
------------------------

Premises and equipment, net of depreciation, totaled $2,467,000 at September 30, 2002. The increase of $515,000 from the December 31, 2001 amount of $1,952,000 was due to the purchase of the main office of the Bank, which had previously been leased.

LOANS
-----

Gross loans totaled $55,427,000 at September 30, 2002, an increase of $12,954,000 or 31% since December 31, 2001. The largest increase in loans was in Real estate - mortgage, which increased $10,776,000 or 41% to $36,782,000 at September 30, 2002. Balances within the major loans receivable categories as of September 30, 2002 and December 31, 2001 are as follows:

                                        SEPTEMBER 30, 2002   DECEMBER 31, 2001
Commercial, financial and agricultural  $        10,320,653  $       11,142,289
Real estate - construction                        6,101,028           2,913,723
Real estate - mortgage                           36,782,222          26,005,923
Consumer                                          2,222,819           2,410,904
                                        -------------------  ------------------

                                        $        55,426,722  $       42,472,839
                                        ===================  ==================

                         DECATUR FIRST BANK GROUP, INC.

ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF  OPERATIONS  -  continued
--------------

ALLOWANCE  FOR  LOAN  LOSSES
----------------------------

Activity  in  the  Allowance  for  Loan  Losses  is  as  follows:



                                                                September 30,
                                                       -------------------------------
                                                            2002             2001
                                                       ---------------  --------------
 Balance, January 1,                                   $      595,279   $     534,568
 Provision for loan losses for the period                     250,000         300,000
 Net loans (charged off) recovered for the period            (157,899)        (75,837)
                                                       ---------------  --------------

 Balance, end of period                                $      687,380   $     758,731
                                                       ===============  ==============

 Gross loans outstanding, end of period                $   55,426,722   $  42,843,571
                                                       ===============  ==============

 Allowance for loan losses to gross loans outstanding            1.24%           1.77%
                                                       ===============  ==============

DEPOSITS
--------

At  September  30,  2002  total  deposits  increased  by  $5,612,000, or 9% from
December  31,  2001.   Noninterest-bearing demand deposits increased $687,000 or
5%  and  interest-bearing  deposits  increased  $4,925,000  or  10%.

Balances within the major deposit categories as of September 30, 2002 and December 31, 2001 as follows:

                                           September 30, 2002   December 31, 2001
                                           -------------------  ------------------
Noninterest-bearing demand deposits        $        15,329,685  $       14,642,748
Interest-bearing demand deposits                    22,944,950          23,201,847
Savings deposits                                     1,595,666           1,353,884
Certificates of deposit $100,000 and over           12,803,034           9,387,020
Other time deposits                                 17,598,142          16,074,104
                                           -------------------  ------------------

                                           $        70,271,477  $       64,659,603
                                           ===================  ==================

LIQUIDITY
---------

The Company's liquidity needs include the funding of loans, purchases of operating assets, etc. Liquidity needs are met by us through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-total borrowed funds ratio, which was at 68% at September 30, 2002 and 66% at December 31, 2001.

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist of commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. A commitment involves, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. The Company's exposure to credit loss in the event of non-performance by the other party to the instrument is represented by the contractual notional amount of the instrument.

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

Collateral held for commitments to extend credit varies but may include certificates of deposit, accounts receivable, inventory, property, plant, equipment, and income-producing commercial properties.

The following table summarizes the Company's off-balance-sheet financial instruments whose contract amounts represent credit risk as of September 30, 2002:

     Commitments to extend credit                        $      16,484,000

     Standby letters of credit                           $         113,000


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

CAPITAL  RESOURCES
------------------

Total shareholders' equity increased from $9,264,000 at December 31, 2001 to $9,999,000 at September 30, 2002. This increase was attributable to net earnings for the period and an increase in accumulated other comprehensive income, partially offset by an increase in treasury stock.

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

The  following table summarizes the Bank's capital ratios at September 30, 2002:


     Tier  1  capital  (to  risk-weighted  assets)                        12.16%
     Total  capital  (to  risk-weighted  assets)                          13.13%
     Tier  1  capital  (to  total  average  assets)                        9.94%

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

ITEM 3. CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation, and there have been no corrective actions with respect to significant deficiencies or material weaknesses.

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

Item  5.  Other  Information
          ------------------
          Shareholder proposals submitted for consideration at Decatur First's 2003 Annual Meeting of Shareholders must be received by Decatur First no later than December 1, 2002, to be included in the 2003 proxy materials. A shareholder must notify Decatur First before February 1, 2003 if the shareholder has a proposal to present at the 2003 Annual Meeting which the shareholder intends to present other than by inclusion in Decatur First's proxy material. If Decatur First does not receive notice prior to February 1, 2003, proxies solicited by the management of Decatur First will confer discretionary authority upon the management of Decatur First to vote upon any such proposal
..

Item  6.  Exhibits  and  Reports  on  Form  8-K
          -------------------------------------

     (a) Exhibits: 99.1 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports  on  Form  8-K:
          None.

                         DECATUR FIRST BANK GROUP, INC.

                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     DECATUR FIRST BANK GROUP, INC.



                                     By:  /S/  JUDY B. TURNER
                                          ---------------------
                                          Judy B. Turner
                                          President, Chief Executive Officer and
                                          Principal Accounting Officer


                                     Date:  NOVEMBER 11, 2002
                                            -------------------

                                  Certification

I,  Judy  B.  Turner,  certify  that:

1. I have reviewed this quarterly report on Form 10-Q of Decatur First Bank Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 11, 2002



       /s/  Judy B. Turner
       ---------------------
       President, Chief Executive Officer and Principal Financial and Accounting Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION
                      906 OF THE SARBANES-OXLEY ACT OF 2002


The undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company.

This  11th  day  of  November,  2002.

/S/  JUDY B. TURNER
---------------------
Judy B. Turner
President,  Chief  Executive  Officer  and  Principal  Financial  and Accounting
Officer