Form 10KSB
period 2002-12-31
DECATUR FIRST BANK GROUP INC
filed 2003-03-31
CIK 1024918

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒            Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For fiscal year ended December 31, 2002

☐            Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the transition period from ______________ to _______________

Commission file number    000-24139

DECATUR FIRST BANK GROUP, INC.

(Name of Small Business Issuer in Its Charter)

Georgia (State or Other Jurisdiction of Incorporation or Organization)	58-2254289 (I.R.S. Employer Identification No.)

1120 Commerce Drive, Decatur, Georgia (Address of Principal Executive Offices)	30030 (Zip Code)

404-373-1000
(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $5.00 Par Value.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or a information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB   ☐

State issuer’s revenues for its most recent fiscal year:   $5,519,958

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days:  There is no public trading market for the Company’s common stock. The aggregate market value of the Company’s common stock held by non-affiliates is approximately $8,984,620 based on the last sale of the Company’s common stock known to management, which occurred on March 14, 2003 at $14.50 per share.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 944,854 as of March 14, 2003.

Transitional Small Business Disclosure format (check one): Yes ☐   No ☒

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2002 are incorporated by reference into Part I and II. Portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held May 8, 2003, are incorporated by reference into Part III.

i

PART I

ITEM 1.          DESCRIPTION OF BUSINESS

The Company

The Company was incorporated as a Georgia business corporation on August 2, 1996, and became a bank holding company by acquiring all of the Common Stock of Decatur First Bank (the “Bank”). The Bank is the only subsidiary of the Company.

The Company’s principal business is the ownership and management of the Bank. The Company was organized to facilitate the Bank’s ability to serve its customers’ requirements for financial services. The holding company structure provides flexibility for expansion of the Company’s banking business through the possible acquisition of other financial institutions and the provision of additional capital to the Bank. For example, we may assist the Bank in maintaining its required capital ratios by borrowing money and contributing the proceeds of that debt to the Bank as primary capital.

The Bank

General

The Bank was chartered under the laws of the State of Georgia and began business in the third quarter of 1997 as a full-service commercial bank. The Bank offers personal and business checking accounts, interest-bearing checking accounts, savings accounts and various types of certificates of deposit. The Bank also offers installment loans, real estate loans, construction loans, second mortgage loans, commercial and Small Business Administration loans and home equity lines of credit. In addition, the Bank provides such services as official bank checks and money orders, Mastercard credit cards, safe deposit boxes, traveler’s checks, bank-by-mail, direct deposit of payroll and Social Security checks and U.S. Savings Bonds.

Philosophy

The philosophy of the Bank’s management is to emphasize prompt and responsive personal service to residents of, and businesses located in, Decatur, Georgia, as well as other communities located in DeKalb County, in order to attract customers and acquire market share controlled by other financial institutions in the Bank’s market area. Management believes that the Bank offers residents of Decatur and surrounding counties the benefits associated with a locally owned and managed community bank. Management has implemented an active call program, by which officers and directors promote these efforts by personally describing the products, services and philosophy of the Bank to both existing customers and new business prospects. The Bank’s directors are active members in the Decatur community and their continued active community involvement provides them with an opportunity to promote the Bank and its products and services.

Market Area and Competition

The Bank is located in Decatur, Georgia. The Bank’s primary market area is defined as the five-mile radius from the center of Decatur, Georgia. Decatur is the county seat of DeKalb County and is located six miles east of downtown Atlanta, Georgia. The City of Decatur is approximately four square miles in size and includes over 12 distinct neighborhoods. The Bank competes for deposits and loan customers with other financial institutions whose resources are equal to or greater than those available to the Bank and the Company. According to information provided by the FDIC, as of June 30, 2002, Decatur was serviced by 12 financial institutions with a total of 35 offices in Decatur. As of June 30, 2002, total deposits within Decatur for these institutions were $1.49 billion of which $67.0 million were held by the

Bank. These financial institutions offer all of the services that the Bank offers. Management believes that the Bank’s local ownership and management as well as its focus on personalized service helps it to compete with these institutions and to attract deposits and loans in our market area.

Loan Portfolio

Lending Policy. The Bank was established to support Decatur and surrounding areas of DeKalb County. The Bank aggressively seeks creditworthy loans within a limited geographic area. The Bank’s primary lending function is to make consumer loans to individuals and commercial loans to small and medium-sized businesses and professional concerns. In addition, the bank makes real-estate-related loans, including construction loans for residential and commercial properties, and primary and secondary mortgage loans for the acquisition or improvement of personal residences. The Bank avoids concentrations of loans to a single industry or based on a single type of collateral.

The Bank’s legal lending limits are 15% of its statutory capital base for unsecured loans and 25% of its statutory capital base for loans fully secured by good collateral. The Bank’s statutory capital base is the lower of the sum of its common stock, paid-in capital, appropriated retained earnings, and capital debt, or the amount of the Bank’s net assets. As of December 31, 2002, the Bank’s legal lending limits were approximately $1.2 million for unsecured loans and approximately $2.0 million for secured loans. While the Bank generally employs more conservative lending limits, the Board of Directors has discretion to lend up to the legal lending limits as described above.

Consumer Loans. The Bank makes consumer loans, consisting primarily of home equity lines of credit and installment loans to individuals for personal, family and household purposes, including loans for automobiles, home improvements and investments. Risks associated with consumer loans include, but are not limited to, fraud, deteriorated or non-existing collateral, general economic downturn and customer financial problems.

Commercial Loans. The Bank’s commercial lending is directed principally toward small to mid-size businesses whose demand for funds falls within the legal lending limits of the Bank. This category of loans includes loans made to individual, partnership or corporate borrowers, and obtained for a variety of business purposes including equipment loans, loans to support working capital and loans for inventory purchases. Risks associated with these loans can be significant and include, but are not limited to, fraud, bankruptcy, economic downturn, deteriorated or non-existing collateral and changes in interest rates.

Real Estate Loans. The Bank makes and holds real estate loans, consisting primarily of commercial mortgages secured by owner occupied real estate. Typically, the Bank takes a security interest in real estate in connection with these commercial loans because real estate collateral is generally deemed to be superior to other collateral available to small- to medium-sized businesses. Although these commercial loans are secured by real estate, the Bank does not look to the real estate collateral as the primary source for repayment of the loan. In connection with construction loans, the Bank requires a first lien position on the land associated with the construction project and offers these loans to professional building contractors and homeowners. Loan disbursements require on-site inspections to assure the project is on budget and that the loan proceeds are being used for the construction project and not being diverted to another project. The loan-to-value ratio for such loans are predominantly 80% of the lower of the as-built appraised value or project cost, and a maximum of 90% if the loan is amortized. Loans for construction can present a high degree of risk to the lender, depending upon, among other things, whether the builder can sell the home to a buyer, whether the buyer can obtain permanent financing, whether the transaction produces income in the interim and the nature of changing economic conditions.

Investments. In addition to loans, the Bank makes other investments primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities. No investment in any of those instruments exceeds any applicable limitation imposed by law or regulation.

Deposits. The Bank offers a wide range of commercial and consumer deposit accounts, including checking accounts, money market accounts, a variety of certificates of deposit, and IRA accounts. The Bank employs an aggressive marketing plan in the overall service area, a broad product line, and competitive services as its primary means to attract deposits. The primary sources of deposits are residents of, and businesses and their employees located in, the Bank’s market area. Deposits are obtained through personal solicitation by the Bank’s officers and directors, direct mail solicitations and advertisements published in the local media. Deposits are generated by offering a broad array of competitively priced deposit services, including demand deposits, regular savings accounts, money market deposits (transaction and investment), certificates of deposit, retirement accounts, and other deposit or funds transfer services which may be permitted by law or regulation and which may be offered to remain competitive in the market.

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

Employees

At December 31, 2002, the Company employed 19 full-time employees and 5 part-time employees. The Company considers its relationship with its employees to be excellent.

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

Acquisitions of Banks. The Bank Holding Company Act requires every bank holding company to obtain the Federal Reserve’s prior approval before:

•          acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank’s voting shares;

•          acquiring all or substantially all of the assets of any bank; or

•          merging or consolidating with any other bank holding company.

Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly or, substantially lessen competition or otherwise function as a restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve’s consideration of financial resources generally focuses on capital adequacy, which is discussed below.

Under the Bank Holding Company Act, if adequately capitalized and adequately managed, the Company or any other bank holding company located in Georgia may purchase a bank located outside of Georgia. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Georgia may purchase a bank located inside Georgia. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. For example, Georgia law prohibits a bank holding company from acquiring control of a financial institution until the target financial institution has been incorporated for three years. Because the Bank has been incorporated for more than three years, this limitation does not apply to the Company or the Bank.

Change in Bank Control. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

•          the bank holding company has registered securities under Section 12 of the Securities Act of 1934; or

•          no other person owns a greater percentage of that class of voting securities immediately after the transaction.

Our common stock is registered under the Securities Exchange Act of 1934. The regulations provide a procedure for challenge of the rebuttable control presumption.

Permitted Activities. Generally, bank holding companies are prohibited under the Bank Holding Company Act from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in any activity other than:

•          banking or managing or controlling banks; and

•          an activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

Activities that the Federal Reserve has found to be so closely related to banking as to be a roper incident to the business of banking include:

•          factoring accounts receivable;

•          making, acquiring, brokering or servicing loans and usual related activities;

•          leasing personal or real property;

•          operating a non-bank depository institution, such as a savings association;

•          trust company functions;

•          financial and investment advisory activities;

•          conducting discount securities brokerage activities;

•          underwriting and dealing in government obligations and money market instruments;

•          providing specified management consulting and counseling activities;

•          performing selected data processing services and support services;

•          acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

•          performing selected insurance underwriting activities.

Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company’s continued ownership, activity or control constitutes a serious risk to the financial safety, soundness, or stability of it or any of its bank subsidiaries.

A bank holding company that qualifies and elects to become a financial holding company is permitted to engage in activities that are financial in nature or incidental or complementary to financial activity. The Bank Holding Company Act expressly lists the following activities as financial in nature:

•          lending, trust and other banking activities;

•          insuring, guaranteeing, or indemnifying against loss or harm, or providing and issuing annuities, and acting as principal, agent, or broker for these purposes, in any state;

•          providing financial, investment, or advisory services;

•          issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;

•          underwriting, dealing in or making a market in securities;

•          other activities that the Federal Reserve may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks;

•          foreign activities permitted outside of the United States if the Federal Reserve has determined them to be usual in connection with banking operations abroad;

•          merchant banking through securities or insurance affiliates; and

•          insurance company portfolio investments.

To qualify to become a financial holding company, the Bank and any other depository institution subsidiary of the Company must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least “satisfactory.” Additionally, the Company must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days’ written notice prior to engaging in a permitted financial activity. While the Company meets the qualification standards applicable to financial holding companies, the Company has not elected to become a financial holding company at this time.

Support of Subsidiary Institutions. Under Federal Reserve policy, the Company is expected to act as a source of financial strength for the Bank and to commit resources to support the Bank. This support may be required at times when, without this Federal Reserve policy, the Company might not be inclined to provide it. In addition, any capital loans made by the Company to the Bank will be repaid only after its deposits and various other obligations are repaid in full. In the unlikely event of the Company’s bankruptcy, any commitment by it to a federal bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

The Bank

Since the Bank is a commercial bank chartered under the laws of the State of Georgia, it is primarily subject to the supervision, examination and reporting requirements of the FDIC and the Georgia Department of Banking and Finance. The FDIC and Georgia Department of Banking and Finance

regularly examine the Bank’s operations and have the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. Both regulatory agencies have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Additionally, the Bank’s deposits are insured by the FDIC to the maximum extent provided by law. The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations.

Branching. Under current Georgia law, the Bank may open branch offices throughout Georgia with the prior approval of the Georgia Department of Banking and Finance. In addition, with prior regulatory approval, the Bank may acquire branches of existing banks located in Georgia. The Bank and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the applicable states’ laws. Georgia law, with limited exceptions, currently permits branching across state lines through interstate mergers.

Under the Federal Deposit Insurance Act, states may “opt-in” and allow out-of-state banks to branch into their state by establishing a new start-up branch in the state. Currently, Georgia has not opted-in to this provision. Therefore, interstate merger is the only method through which a bank located outside of Georgia may branch into Georgia. This provides a limited barrier of entry into the Georgia banking market, which protects us from an important segment of potential competition. However, because Georgia has elected not to opt-in, our ability to establish a new start-up branch in another state may be limited. Many states that have elected to opt-in have done so on a reciprocal basis, meaning that an out-of-state bank may establish a new start-up branch only if their home state has also elected to opt-in. Consequently, until Georgia changes its election, the only way we will be able to branch into states that have elected to opt-in on a reciprocal basis will be through interstate merger.

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories – well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized – in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of the other categories. At December 31, 2002, we qualified for the “well capitalized” category.

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

An institution in any of the undercapitalized categories is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets at the time it became undercapitalized or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

FDIC Insurance Assessments. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution’s primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.68 cents per $100 of deposits for the first quarter of 2003.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve or the FDIC shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank and the Company. Since our aggregate assets are not more than $250 million, under the Gramm-Leach-Bliley Act, we are subject to a Community Reinvestment Act examination only once every 60 months if we receive an “outstanding” rating, once every 48 months if we receive a “satisfactory” rating and as needed if our rating is “less than satisfactory.” Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements.

Other Regulations. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. For example, under the Soldiers’ and Sailors’ Civil Relief Act of 1940, a lender is generally prohibited from charging an annual interest rate in excess of 6% on any obligation for which the borrower is a person on active duty with the United States military.

The Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as:

•          The federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•          The Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•          The Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•          The Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

•          The Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•          Soldiers’ and Sailors’ Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and

•       The rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

In addition to the federal and state laws noted above, the Georgia Fair Lending Act (“GFLA”) imposes restrictions and procedural requirements on most mortgage loans made in Georgia, including home equity loans and lines of credit. GFLA became effective on October 1, 2002 and was amended on March 7, 2003. While selected provisions of GFLA apply regardless of the interest rate or charges on the loan, the majority of the requirements apply only to “high cost home loans,” as defined by GFLA, which the Bank currently does not offer.

The deposit operations of the Bank are subject to:

•          The Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•          The Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Capital Adequacy

The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve, in the case of the Company, and the FDIC and Georgia Department of Banking and Finance, in the case of the Bank. The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. Since the Company’s consolidated total assets are less than $150 million, under the Federal Reserve’s capital guidelines, our capital adequacy is measured on a bank-only basis, as opposed to a consolidated basis. The Bank is also subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common shareholders’ equity, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock and trust preferred securities, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock and hybrid capital and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2002 our ratio of total capital to risk-weighted assets was 12.3% and our ratio of Tier 1 Capital to risk-weighted assets was 11.2%.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2002, our leverage ratio was 9.6%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

The Bank and the Company are also both subject to leverage capital guidelines issued by the Georgia Department of Banking and Finance, which provide for minimum ratios of Tier 1 capital to total assets. These guidelines are substantially similar to those adopted by the Federal Reserve in the case of the Company and those adopted by the FDIC in the case of the Bank.

Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and certain other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements. See “—Prompt Corrective Action.”

Payment of Dividends

The Company is a legal entity separate and distinct from the Bank. The principal source of the Company’s cash flow, including cash flow to pay dividends to its shareholders, is dividends that the Bank pays to the Company. Statutory and regulatory limitations apply to the Bank’s payment of dividends to the Company as well as to the Company’s payment of dividends to its shareholders.

If, in the opinion of the federal banking regulator, the Bank were engaged in or about to engage in an unsafe or unsound practice, the federal banking regulator could require, after notice and a hearing, that it cease and desist from its practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See “—Prompt Corrective Action” above.

The Georgia Department of Banking and Finance also regulates the Bank’s dividend payments and must approve dividend payments that would exceed 50% of the Bank’s net income for the prior year. Our payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

At December 31, 2002, the Bank was able to pay approximately $279,000.00 in dividends to the Company without prior regulatory approval.

Restrictions on Transactions with Affiliates

The Company and the Bank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

•          a bank’s loans or extensions of credit to affiliates;

•          a bank’s investment in affiliates;

•          assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;

•          loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

•          a bank’s guarantee, acceptance or letter of credit issued on behalf of an affiliate.

The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank’s capital and surplus and, as to all affiliates combined, to 20% of a bank’s capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Bank must also comply with other provisions designed to avoid the taking of low-quality assets.

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

Privacy

Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer or when the financial institution is jointly sponsoring a product or service with a nonaffiliated third party. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers.

Anti-Terrorism Legislation

In the wake of the tragic events of September 11th, on October 26, 2001, the President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps:

•          to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction;

•          to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

•          to ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owner; and

•          to ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

Under the USA PATRIOT Act, financial institutions must establish anti-money laundering programs. The USA PATRIOT Act sets forth minimum standards for these programs, including:

•          the development of internal policies, procedures, and controls;

•          the designation of a compliance officer;

•          an ongoing employee training program; and

•          an independent audit function to test the programs.

Pursuant to the mandate of the USA PATRIOT Act, the Secretary of the Treasury issued regulations effective April 24, 2002 applicable to financial institutions. Because all federally insured depository institutions are required to have anti-money laundering programs, the regulations provide that a financial institution which is subject to regulation by a “federal functional” is in compliance with the regulations if it complies with the rules of its primary federal regulator governing the establishment and maintenance of anti-money laundering programs.

Under the authority of the USA PATRIOT Act, the Secretary of the Treasury adopted rules on September 26, 2002 increasing the cooperation and information sharing between financial institutions, regulators and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Under the new rules, a financial institution is required to:

•          expeditiously search its records to determine whether it maintains or has maintained accounts, or engaged in transactions with individuals or entities, listed in a request submitted by the Financial Crimes Enforcement Network (“FinCEN”);

•          notify FinCEN if an account or transaction is identified;

•          designate a contact person to receive information requests;

•          limit use of information provided by FinCEN to: (1) reporting to FinCEN, (2) determining whether to establish or maintain an account or engage in a transaction and (3) assisting the financial institution in complying with the Bank Secrecy Act; and

•          maintain adequate procedures to protect the security and confidentiality of FinCEN requests.

Under the new rules, a financial institution may also share information regarding individuals, entities, organizations and countries for purposes of identifying and, where appropriate, reporting activities that it suspects may involve possible terrorist activity or money laundering. Such information-sharing is protected under a safe harbor if the financial institution:

•          notifies FinCEN of its intention to share information, even when sharing with an affiliated financial institution;

•          takes reasonable steps to verify that, prior to sharing, the financial institution or association of financial institutions with which it intends to share information has submitted a notice to FinCEN;

•          limits the use of shared information to identifying and reporting on money laundering or terrorist activities, determining whether to establish or maintain an account or engage in a transaction, or assisting it in complying with the Bank Security Act; and

•          maintains adequate procedures to protect the security and confidentiality of the information.

Any financial institution complying with these rules will not be deemed to have violated the privacy requirements discussed above.

The Secretary of the Treasury also adopted a new rule on September 26, 2002 intended to prevent money laundering and terrorist financing through correspondent accounts maintained by U.S. financial institutions on behalf of foreign banks. Under the new rule, financial institutions:

•          are prohibited from providing correspondent accounts to foreign shell banks;

•          are required to obtain a certification from foreign banks for which they maintain a correspondent account stating the foreign bank is not a shell bank and that it will not permit a foreign shell bank to have access to the U.S. account;

•          must maintain records identifying the owner of the foreign bank for which they may maintain a correspondent account and its agent in the Unites States designated to accept services of legal process;

•          must terminate correspondent accounts of foreign banks that fail to comply with or fail to contest a lawful request of the Secretary of the Treasury or the Attorney General of the United States, after being notified by the Secretary or Attorney General.

The new rule applies to correspondent accounts established after October 28, 2002.

Proposed Legislation and Regulatory Action

New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation’s financial institutions operating and doing business in the United States. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Effect of Governmental Monetary Polices

Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

Selected Statistical Information

The responses to this Section of Item I are included in the Company’s Annual Report to Shareholders under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” at pages 4 through 13, and are incorporated herein by reference.

ITEM 2.          DESCRIPTION OF PROPERTIES

The Company and the Bank are located at 1120 Commerce Drive, Decatur, Georgia. The Company owns this landmark site in the financial district of downtown Decatur. The Bank leases branch office space in the Kroger Supermarket located at 720 Commerce Drive, Decatur, Georgia.

The building currently contains 9,200 square feet of usable space. Prior to opening the Bank, the Company renovated the building, and during fiscal year 1999 the Company completed additional renovations to the building. The top floor contains 6,613 square feet and was converted into the banking lobby and executive offices. The lower level, which contains 2,587 square feet, is used for operation offices. Most of the operations and back-room work is outsourced so less space is needed. Video drive-ups are used instead of physical drive-ups. The lower parking lot has sufficient room for two drive-up lanes in addition to employee parking. The property fronts Commerce Drive, which is a main thoroughfare in Decatur, and backs up to a retail area and residential property. Access to the drive-ups is available through a side street off of Commerce Drive. The main parking lot is accessible from Commerce Drive. The location at 720 Commerce Drive consists of 135 square feet.

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

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The response to this Item is partially included in the Company’s Annual Report to Shareholders at page 1 and is incorporated herein by reference.

The Company issued no unregistered securities during the fiscal year ended December 31, 2002.

ITEM 6.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The response to this Item is included in the Company’s Annual Report to Shareholders under the heading, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” at pages 4 through 13, and is incorporated herein by reference.

ITEM 7.          FINANCIAL STATEMENTS

The following financial statements are included in the Company’s Annual Report to Shareholders at pages 14 through 32, and are incorporated herein by reference.

•          Report of Independent Certified Public Accountants

•          Consolidated Balance Sheets as of December 31, 2002 and 2001

•          Consolidated Statements of Earnings for the years ended December 31, 2002, 2001 and 2000

•          Consolidated Statements of Comprehensive Income for the years ended December 31, 2002, 2001 and 2000

•          Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2002, 2001, and 2000

•          Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

•          Notes to Consolidated Financial Statements

ITEM 8.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

PART III

ITEM 9.          DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The responses to this Item are included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 8, 2003, under the following headings, and are incorporated herein by reference.

“Proposal One: Election of Directors – Class I Director Nominees, – Class II Continuing Directors, and – Class III Continuing Directors,” at pages 3 through 4.

“Executive Officers,” at page 5.

“Section 16(a) Beneficial Ownership Reporting Compliance,” at page 10.

ITEM 10.        EXECUTIVE COMPENSATION

The responses to this Item are included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 8, 2003, under the heading, “Executive Compensation,” at pages 6 through 7, and are incorporated herein by reference.

ITEM 11.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The responses to this Item are partially included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 8, 2003, under the headings, “Security Ownership of Certain Beneficial Owners,” at pages 8 through 9, and are incorporated herein by reference.

The following table sets forth information regarding the Company’s equity compensation plans under which shares of the Company’s common stock are authorized for issuance. The only equity compensation plan maintained by the Company is the Decatur First Bank Group, Inc. 1998 Stock Incentive Plan.

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under the Plan (excludes outstanding options)

Equity compensation plans approved by security holders	80,531	10.01	59,299

Equity compensation plans not approved by security holders	—	N/A	—

Total	80,531	10.01	59,299

ITEM 12.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The responses to this Item are included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 8, 2003, under the headings, “Related Party Transactions,” at page 13, and “Executive Compensation,” at pages 6 through 7, and are incorporated herein by reference.

ITEM 13.        EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a)       Exhibits

Exhibit Number	Exhibit

3.1	Articles of Incorporation. 1/

3.2	Bylaws1/

4.1	Instruments Defining the Rights of Security Holders. See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

10.3*	Employment Agreement, dated as of June 1, 2001 among Decatur First Bank, Decatur First Bank Group, Inc and Judy B. Turner.3/

10.4*	1998 Stock Incentive Plan2/

10.5	Purchase and Sale Closing Statement, dated January 7, 2002, between Daniel B. Pattillo and Decatur First Bank.3/

13.1

Decatur First Bank Group, Inc. 2002 Annual Report to Shareholders. Except with respect to those portions specifically incorporated by reference into this Report, the Company’s 2002 Annual Report to Shareholders is not deemed to be filed as part of this Report.

22.1	Subsidiaries of Decatur First Bank Group, Inc. 2/

23.1	Consent of Porter Keadle Moore, LLP

24.1	Power of Attorney (appears on the signature pages to this Annual Report on 10-KSB).

99.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)       Reports on Form 8-K filed in the fourth quarter of 2002: None.

______________

      *    Compensatory plan or arrangement.

      1/    Incorporated herein by reference to exhibit of same number to the Company’s Registration Statement on Form SB-2, Registration No. 333-14355, filed October 18, 1996.

      2/    Incorporated herein by reference to exhibit of same number in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1997.

      3/    Incorporated herein by reference to exhibit of same number in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001.

ITEM 14.        CONTROLS AND PROCEDURES

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, and as a date within 90 days prior to the date of this report (the “Evaluation Date”), our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, reviewed the effectiveness and design of our disclosure controls and procedures under Exchange Act Rules 13a-14 and 15d-14. Based upon that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer, concluded that such disclosure controls and procedures are adequate to ensure that material information relating to the Company, including its consolidated subsidiary, that is required to be included in its periodic filings with the Securities and Exchange Commission, is timely made known to them. There were no significant changes in internal controls, or to management’s knowledge, in other factors that could significantly affect those internal controls subsequent to the Evaluation Date, and there has been no corrective action with respect to significant deficiencies or material weaknesses.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DECATUR FIRST BANK GROUP, INC.
By:	/s/ JUDY B. TURNER

Judy B. Turner President and Chief Executive Officer
Date: March 18, 2003

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

Signature	Title	Date

s/ JOHN L. ADAMS, JR.	Director	March 18, 2003

John L. Adams, Jr.

/s/ MERRIELL AUTREY, JR.	Director	March 18, 2003

Merriell Autrey, Jr.

/s/ MARY BOBBIE BAILEY	Director	March 18, 2003

Mary Bobbie Bailey

Signature	Title	Date

/s/ JAMES A. BASKETT	Director	March 18, 2003

James A. Baskett

	Director	March , 2003

John Walter Drake

/s/ WILLIAM F. FLOYD	Director	March 18, 2003

William F. Floyd

/s/ ROBERT E. LANIER	Director	March 18, 2003

Robert E. Lanier

/s/ CAROL G. NICKOLA	Director	March 18, 2003

Carol G. Nickola

/s/ LYNN PASQUALETTI	Director	March 18, 2003

Lynn Pasqualetti

/S/ ROGER K. QUILLEN	Director	March 18, 2003

Roger K. Quillen

/s/ JAMES T. SMITH, III	Director	March 18, 2003

James T. Smith, III

/s/ KIRBY A. THOMPSON	Director	March 18, 2003

Kirby A. Thompson

/s/ JUDY B. TURNER	Director, President and Chief Executive Officer (Principal Executive, Financial and Accounting Officer)	March 18, 2003

Judy B. Turner

CERTIFICATION

I, Judy B. Turner, certify that:

1. I have reviewed this annual report on Form 10-KSB of Decatur First Bank Group, Inc. (the “Registrant”);

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, base on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003	/s/ JUDY B. TURNER

Judy B. Turner President and Chief Executive Officer (Principal Executive, Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit

3.1	Articles of Incorporation.1/

3.2	Bylaws1/

4.1	Instruments Defining the Rights of Security Holders. See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

10.3*	Employment Agreement, dated as of June 1, 2001 among Decatur First Bank, Decatur First Bank Group, Inc and Judy B. Turner.3/

10.4*	1998 Stock Incentive Plan2/

10.5	Purchase and Sale Closing Statement, dated January 7, 2002, between Daniel B. Pattillo and Decatur First Bank.3/

13.1

Decatur First Bank Group, Inc. 2002 Annual Report to Shareholders. Except with respect to those portions specifically incorporated by reference into this Report, the Company’s 2002 Annual Report to Shareholders is not deemed to be filed as part of this Report.

22.1	Subsidiaries of Decatur First Bank Group, Inc.2/

23.1	Consent of Porter Keadle Moore, LLP

24.1	Power of Attorney (appears on the signature pages to this Annual Report on 10-KSB).

99.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(c)       Reports on Form 8-K filed in the fourth quarter of 2002: None.

______________

*          Compensatory plan or arrangement.

1/          Incorporated herein by reference to exhibit of same number to the Company’s Registration Statement on Form SB-2, Registration No. 333-14355, filed October 18, 1996.

2/          Incorporated herein by reference to exhibit of same number in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1997.

3/          Incorporated herein by reference to exhibit of same number in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001.