Form 10QSB
period 2003-03-31
DECATUR FIRST BANK GROUP INC
filed 2003-05-15
CIK 1024918

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2003

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

                              YES  XX     NO
                                  ----

               Common stock, par value $5 per share 924,323 shares
                         outstanding as of May 10, 2003

                  Transitional Small Business Disclosure Format
                                   (check one)

                              Yes         No   XX
                                  ----        ----

                         DECATUR FIRST BANK GROUP, INC.


                                   INDEX


                                                                                 Page No.
                                                                                 --------
PART I       FINANCIAL INFORMATION

    Item 1.  Financial Statements

             Consolidated Balance Sheet (unaudited) at March 31, 2003                   3

             Consolidated Statements of Earnings (unaudited) for the Three
               Months Ended March 31, 2003 and 2002                                     4

             Consolidated Statements of Comprehensive Income (unaudited) for the
               Three Months Ended March 31, 2003 and 2002                               5

             Consolidated Statements of Cash Flows (unaudited) for the Three
               Months Ended March 31, 2003 and 2002                                     6

             Notes to Consolidated Financial Statements (unaudited)                     7

    Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                      9

    Item 3.  Controls and Procedures                                                   14


PART II.     OTHER INFORMATION

    Item 1.  Legal Proceedings                                                         15

    Item 2.  Changes in Securities and Use of Proceeds                                 15

    Item 3.  Defaults Upon Senior Securities                                           15

    Item 4.  Submission of Matters to a Vote of Security Holders                       15

    Item 5.  Other Information                                                         15

    Item 6.  Exhibits and Reports on Form 8-K                                          15



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

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements



                         DECATUR FIRST BANK GROUP, INC.
                           Consolidated Balance Sheet
                                 March 31, 2003
                                   (Unaudited)



                            Assets
                            ------
Cash and due from banks                                       $  3,237,572
Federal funds sold                                               8,524,000
                                                              -------------
    Cash and cash equivalents                                   11,761,572

Interest-bearing deposits in banks                               1,565,319
Investment securities available-for-sale                        19,146,093
Loans, net                                                      65,427,745
Premises and equipment, net                                      2,393,219
Accrued interest receivable and other assets                     2,475,179
                                                              -------------

                                                              $102,769,127
                                                              =============
             Liabilities and Stockholders' Equity
             ------------------------------------

Liabilities:
  Deposits:
    Noninterest-bearing                                       $ 16,415,758
    Interest-bearing                                            65,647,716
                                                              -------------

    Total deposits                                              82,063,474

        FHLB Advances                                            9,980,000
        Accrued interest payable and other liabilities             405,382
                                                              -------------

             Total liabilities                                  92,448,856
                                                              -------------

Stockholders' equity:
        Preferred stock, no par value; 2,000,000 authorized;
             no shares issued and outstanding                            -
        Common stock, $5 par value; authorized
             10,000,000 shares; 944,854 shares issued            4,724,270
        Additional paid-in capital                               4,694,039
        Retained earnings                                          896,936
        Treasury stock (20,600 shares), at cost                   (259,950)
        Accumulated other comprehensive income                     264,976
                                                              -------------

Total stockholders' equity                                      10,320,271
                                                              -------------

                                                              $102,769,127
                                                              =============


See  accompanying  notes  to  consolidated  financial  statements.

                         DECATUR FIRST BANK GROUP, INC.

                      Consolidated Statements of Earnings

               For the Three Months Ended March 31, 2003 and 2002
                                  (Unaudited)



                                                          2003        2002
                                                       ----------  ----------
Interest income:
  Interest and fees on loans                           $1,068,030     754,945
  Interest on investment securities:
    Taxable                                               127,071     269,464
    Nontaxable                                             65,071      45,890
  Other interest income                                    19,712      35,162
                                                       ----------  ----------

  Total interest income                                 1,279,884   1,105,461
                                                       ----------  ----------

Interest expense on deposits                              295,515     232,849
Interest expense on borrowings                            103,945      95,608
                                                       ----------  ----------

  Total interest expense                                  399,460     328,457
                                                       ----------  ----------

  Net interest income                                     880,424     777,004

Provision for loan losses                                 125,000      75,000
                                                       ----------  ----------

  Net interest income after provision for loan losses     755,424     702,004
                                                       ----------  ----------

Other income:
  Service charges on deposit accounts                      92,581      90,550
  Securities gains                                         49,174       9,412
  Other operating income                                   76,448      36,899
                                                       ----------  ----------

       Total other income                                 218,203     136,861
                                                       ----------  ----------

Other expense:
  Salaries and other personnel expense                    366,995     345,815
  Net occupancy and equipment expense                      57,360      69,522
  Other operating expense                                 269,301     250,299
                                                       ----------  ----------

       Total other expense                                693,656     665,636
                                                       ----------  ----------

       Earnings before income taxes                       279,971     173,229

Income tax expense                                         75,728      65,827
                                                       ----------  ----------

       Net earnings                                    $  204,243     107,402
                                                       ==========  ==========

       Basic earnings per share                        $      .22  $      .12
                                                       ==========  ==========

       Diluted earnings per share                      $      .22  $      .11
                                                       ==========  ==========


See accompanying notes to consolidated financial statements.

                              DECATUR FIRST BANK GROUP, INC.

                       Consolidated Statements of Comprehensive Income

                     For the Three Months Ended March 31, 2003 and 2002
                                         (Unaudited)



                                                                          2003       2002
                                                                        ---------  ---------
Net earnings                                                            $204,243    107,402
                                                                        ---------  ---------
Other comprehensive income, net of tax:
  Unrealized (losses) on investment
    securities available-for-sale:
    Unrealized (losses) arising during the period, net
      of tax of $17,092 and $113,939                                     (30,792)  (185,901)
    Realized gains during the period, net of tax of $17,553 and$3,577    (31,621)    (5,835)
                                                                        ---------  ---------

Other comprehensive income (loss)                                        (62,412)  (191,736)
                                                                        ---------  ---------

Comprehensive income (loss)                                             $141,830    (84,334)
                                                                        =========  =========


See  accompanying  notes  to  consolidated  financial  statements.

                                DECATUR FIRST BANK GROUP, INC.
                            Consolidated Statements of Cash Flows
                     For the Three Months Ended March 31, 2003 and 2002
                                         (Unaudited)


                                                                       2003         2002
                                                                   ------------  -----------
Cash flows from operating activities:
  Net earnings                                                     $   204,243      107,402
    Adjustments to reconcile net earnings to
      net cash provided by operating activities:
        Provision for loan losses                                      125,000       75,000
        Depreciation, amortization and accretion                        80,251       64,941
        Provision for stock awards                                       2,421        4,806
        Gain on sale of securities                                     (49,174)      (9,412)
        Change in other                                                 22,482      (22,263)
                                                                   ------------  -----------

          Net cash provided by operating activities                    385,223      220,474
                                                                   ------------  -----------

Cash flows from investing activities:
  Net change in interest-bearing deposits                              184,999     (405,178)
  Proceeds from maturities and paydowns
    of investment securities available-for-sale                      1,368,023    2,997,417
  Proceeds from sales of investment securities available-for-sale    1,948,594    3,077,832
  Purchases of investment securities available-for-sale             (1,968,502)  (4,630,927)
  Net change in loans                                               (3,157,299)     824,334
  Purchases of premises and equipment                                   (9,515)    (585,751)
                                                                   ------------  -----------

          Net cash (used) provided by investing activities          (1,633,700)   1,277,727
                                                                   ------------  -----------

Cash flows from financing activities:
  Net change in deposits                                             7,618,156   (1,699,202)
  Net change in borrowings                                                   -      156,000
  Purchase of treasury stock                                            (1,450)    (107,500)
                                                                   ------------  -----------

          Net cash provided by financing activities                  7,616,706   (1,650,702)
                                                                   ------------  -----------

Net change in cash and cash equivalents                              6,368,229     (152,501)

Cash and cash equivalents at beginning of the period                 5,393,343    9,319,632
                                                                   ------------  -----------

Cash and cash equivalents at end of the period                     $11,761,572    9,167,131
                                                                   ============  ===========

Noncash investing activities:
  Change in unrealized gain/loss on securities
    available-for-sale, net of tax                                 $   (62,413)    (191,736)


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

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders on Form 10-KSB. The financial statements as of March 31, 2003 and for the interim periods ended March 31, 2003 and 2002 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2002 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in the Company's 2002 Form 10-KSB.

(2)  CRITICAL  ACCOUNTING  POLICIES  AND  ESTIMATES

The Company has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. The Company's significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2002 as filed on our annual report on Form 10-KSB.

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

(3)  EARNINGS  PER  SHARE

Net earnings per common share are based on the weighted average number of common shares outstanding during each period. The calculation of basic and diluted earnings per share is as follows:

                                                  Three Months
                                                 Ended March 31
                                               ------------------
                                                  2003     2002
                                               ---------  -------

Basic earnings per share:
Net earnings                                   $ 204,243  107,402
Weighted average common shares outstanding       924,242  928,248
Per share amount                               $     .22      .12
                                               =========  =======

Diluted earnings per share:
Net earnings                                   $ 204,243  107,402
Effect of dilutive securities - stock options     24,837   20,749
Diluted earnings per share                     $     .22      .11
                                               =========  =======

(4)  STOCK-BASED  COMPENSATION
     -------------------------

The Company sponsors a stock-based compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net earnings, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The effect on net earnings and earnings per share would not be material if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

Item 2.
                         DECATUR FIRST BANK GROUP, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

               For the Three Months Ended March 31, 2003 and 2002

The following is a discussion of our financial condition as of March 31, 2003, compared to December 31, 2002, and the results of operations for the three months ended March 31, 2003 and 2002. These comments should be read in conjunction with our consolidated financial statements and accompanying footnotes appearing in this report. This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. The words "expect", "estimate", "anticipate", and "believe", as well as similar expressions, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission.

RESULTS  OF  OPERATIONS
-----------------------

NET  INTEREST  INCOME
---------------------

For the three months ended March 31, 2003, net interest income totaled $880,424 as compared to $777,004 for the same period in 2002. Interest income from loans, including fees increased $313,085 or 42% to $1,068,030 for the three months ended March 31, 2003 while income from investment securities decreased by $123,212 or 39% to $192,142. Interest expense totaled $399,460 for the three months ended March 31, 2003 compared to $328,457 in 2002. The increase in net interest income is due to the bank having a higher percentage of its earning assets in loans and a lesser percentage of its earning assets in investment securities resulting in an overall increase in net interest income. The net interest margin realized on earning assets and the interest rate spread were 4.01% and 3.51%, respectively, for the three months ended March 31, 2003. For the three months ended March 31, 2002, the net interest margin was 4.18% and the interest rate spread was 3.66%.

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

Net interest income is the primary component of net income for financial institutions. Net interest income is affected by the timing and magnitude of repricing of as well as the mix of interest sensitive and noninterest sensitive assets and liabilities. "Gap" is a static measurement of the difference between the contractual maturities or repricing dates of interest sensitive assets and interest sensitive liabilities within the following twelve months. Gap is an attempt to predict the behavior of the bank's net interest income in general terms during periods of movement in interest rates. In general, if the bank is asset sensitive, more of its interest sensitive assets are expected to reprice within twelve months than its interest sensitive liabilities over the same period. In a rising interest rate environment, assets repricing more quickly is expected to enhance net interest income. Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since assets would theoretically be repricing at lower interest rates more quickly than interest sensitive liabilities. Although it can be used as a general predictor, Gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will reprice immediately and fully at the contractually designated time. At March 31, 2003, the bank, as measured by Gap, is in an asset sensitive position. Management has several tools available to it to evaluate and affect interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities. For more information on asset-liability management, see the annual report of Form 10-KSB filed with the Securities and Exchange Commission.

PROVISION  AND  ALLOWANCE  FOR  LOAN  LOSSES
--------------------------------------------

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for possible loan losses at an adequate level. The provision charged to expense was $125,000 for the three months ended March 31, 2003 as compared to $75,000 for the three months ended March 31, 2002. The increase in the provision was due to an increase in loan volume throughout the first quarter of 2003. The allowance for loan losses was 1.41% of gross loans at March 31, 2003. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We anticipate maintaining an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

NONINTEREST  INCOME
-------------------

Noninterest income for the three months ended March 31, 2003 totaled $218,203 as compared to $136,861 for the three months ended March 31, 2002. The increase in noninterest income was due to an increase in service charges on deposit accounts, an increase in income earned from mortgage origination and an increase in the gain on sale of investment securities available-for-sale during the quarter ended March 31, 2003 as compared to the same period in 2002.

NONINTEREST  EXPENSE
--------------------

Total noninterest expense for the three months ended March 31, 2003 was $693,656 as compared to $665,636 for the same period in 2002. Salaries and benefits, the largest component of noninterest expense, totaled $366,995 for the three months ended March 31, 2003, compared to $345,815 for the same period a year ago. These increases were due to normal salary increases. Other operating expenses were $269,301 for the three months ended March 31, 2003 as compared to $250,299 for the three months ended March 31, 2002. These increases in noninterest expenses are due to the continued growth of the bank.

                         DECATUR FIRST BANK GROUP, INC.


ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF  OPERATIONS  --  continued
--------------

INCOME  TAXES
-------------

Income tax expense for the three months ended March 31, 2003 was $75,728 as compared to $65,827 for the same period in 2002. The effective tax rate was approximately 27% during 2003 and 38% during 2002. This decrease in effective tax rate is due to an increased percentage of tax exempt investment securities in the bank's investment portfolio during 2003 compared to 2002.

NET  EARNINGS
-------------

The combination of the above factors resulted in net earnings of $204,243 for the three months ended March 31, 2003 compared to net earnings for the three months ended March 31, 2002 of $107,402. Basic earnings per share was $.22 for the three months ended March 31, 2003 compared to basic earnings per share of $.12 for the same period in 2002.

ASSETS  AND  LIABILITIES
------------------------

During the first three months of 2003, total assets increased $7,485,439, or 8%, when compared to December 31, 2002. The primary sources of growth in assets were loans, which increased $3,032,299, or 5%, during the first three months of 2003 and Federal funds sold which increased by 5,558,000 or 187% during the first quarter of 2003. Investment securities available-for-sale decreased $1,435,961 from December 31, 2002 to $19,146,093 at March 31, 2003. Total deposits increased $7,618,156, or 10%, from the December 31, 2002 amount of $74,445,318.

INVESTMENT  SECURITIES
----------------------

Investment securities available-for-sale decreased $1,435,961 from $20,582,054 at December 31, 2002 to $19,146,093 at March 31, 2003. This decrease was the result of funds being invested in loans. All of the Bank's marketable investment securities were designated as available-for-sale at March 31, 2003.

PREMISES  AND  EQUIPMENT
------------------------

Premises and equipment, net of depreciation, totaled $2,393,219 at March 31, 2003. The decrease of $30,772 from the December 31, 2002 amount of $2,423,991 was due to depreciation expense outpacing fixed asset purchases during the first quarter of 2003.

LOANS
-----

Gross loans totaled $66,360,786 at March 31, 2003, an increase of $3,152,833 or 5% since December 31, 2002. The largest increase in loans was in Real estate - construction, which increased $ 2,953,914 or 34% to $ 11,700,763 at March 31, 2003. Balances within the major loans receivable categories as of March 31, 2003 and December 31, 2002 are as follows:

                                              MARCH 31, 2003   DECEMBER 31, 2002
      Commercial, financial and agricultural  $    10,119,564  $       10,914,521
      Real estate - construction                   11,700,763           8,746,849
      Real estate - mortgage                       41,922,774          40,905,257
      Consumer                                      2,617,685           2,641,326
                                              ---------------  ------------------

                                              $    66,360,786  $       63,207,953
                                              ===============  ==================

                         DECATUR FIRST BANK GROUP, INC.


ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF  OPERATIONS  -  continued
--------------

ALLOWANCE  FOR  LOAN  LOSSES
----------------------------

Activity  in  the  Allowance  for  Loan  Losses  is  as  follows:

                                                                March 31,
                                                       --------------------------
                                                           2003          2002
                                                       ------------  ------------
 Balance, January 1,                                   $   812,507   $   595,279
 Provision for loan losses for the period                  125,000        75,000
 Net loans (charged off) recovered for the period           (4,466)     (103,994)
                                                       ------------  ------------

 Balance, end of period                                $   933,041   $   566,285
                                                       ============  ============

 Gross loans outstanding, end of period                $66,360,786   $41,544,511
                                                       ============  ============

 Allowance for loan losses to gross loans outstanding         1.41%         1.36%
                                                       ============  ============


DEPOSITS
--------

At March 31, 2003, total deposits increased by $7,618,156, or 10% from December 31, 2002. Noninterest-bearing demand deposits decreased $30,664 or less than 1% and interest-bearing deposits increased $7,648,820 or 13%.

Balances within the major deposit categories as of March 31, 2003 and December 31, 2002 as follows:

                                           March 31, 2003   December 31, 2002
                                           ---------------  ------------------
Noninterest-bearing demand deposits        $    16,415,758  $       16,446,422
Interest-bearing demand deposits                27,979,606          24,825,981
Savings deposits                                 2,023,734           1,888,421
Certificates of deposit $100,000 and over       14,747,608          13,429,247
Other time deposits                             20,896,768          17,855,247
                                           ---------------  ------------------

                                           $    82,063,474  $       74,445,318
                                           ===============  ==================

LIQUIDITY
---------

Our liquidity needs include the funding of loans, purchases of operating assets, etc. Liquidity needs are met by us through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-total borrowed funds ratio, which was at 72% at March 31, 2003 and 75% at December 31, 2002.

We are a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments consist of commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. A commitment involves, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. Our exposure to credit loss in the event of non-performance by the other party to the instrument is represented by the contractual notional amount of the instrument.

                         DECATUR FIRST BANK GROUP, INC.


ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF  OPERATIONS--  continued
--------------

LIQUIDITY  -  continued
---------

Since certain commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We use the same credit policies in making commitments to extend credit as it does for on-balance-sheet instruments.

Collateral held for commitments to extend credit varies but may include certificates of deposit, accounts receivable, inventory, property, plant, equipment, and income-producing commercial properties.

The following table summarizes our off-balance-sheet financial instruments whose contract amounts represent credit risk as of March 31, 2003:

       Commitments to extend credit              $   16,743,000
       Standby letters of credit                 $       22,000


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

CAPITAL  RESOURCES
------------------

Total shareholders' equity increased from $10,177,469 at December 31, 2002 to $10,320,271 at March 31, 2003. This increase was attributable to net earnings for the period partially offset by a decrease in accumulated other comprehensive income, and an increase in treasury stock.

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

Banks and bank holding companies are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 3.0%.

The following table summarizes our consolidated capital ratios at March 31, 2003:

   Tier 1 capital (to risk-weighted assets)                            12.03%
   Total capital (to risk-weighted assets)                             13.15%
   Tier 1 capital (to total average assets)                            10.51%

                         DECATUR FIRST BANK GROUP, INC.


ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF  OPERATIONS  --  continued
------------------

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

ITEM  3.  CONTROLS  AND  PROCEDURES
-----------------------------------

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Principal Financial and Accounting Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or, to the company's knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation, and there have been no corrective actions with respect to significant deficiencies or material weaknesses.

                           PART II.  OTHER INFORMATION

                         DECATUR FIRST BANK GROUP, INC.


Item 1.   Legal  Proceedings
          ------------------
          None

Item 2.   Changes  in  Securities  and  Use  of  Proceeds
          -----------------------------------------------
          None

Item 3.   Defaults  Upon  Senior  Securities
          ----------------------------------
          None

Item 4.   Submission  of  Matters  to  a  Vote  of  Security  Holders
          -----------------------------------------------------------
          (a)  The  2003 Annual Meeting of Shareholders was held on May 8, 2003.

          (b)  Election  of  Directors

               The following directors will serve until the 2004 Annual Meeting of Shareholders: James A. Baskett, Carol G. Nickola, James T. Smith, III and Judy B. Turner. The following directors will serve until the 2005 Annual Meeting of Shareholders: John L. Adams, Jr., Mary Bobbie Bailey, Lynn Pasqualetti and Kirby A. Thompson.

               The following are the results of the votes cast by shareholders present at the 2003 Annual Meeting of Shareholders, by proxy or in person, for the proposal to elect the following directors to serve until the 2006 Annual Meeting of Shareholders:


                                                  For    Withhold
                                                -------  --------
                    Merriell Autrey, Jr.        601,508     2,000
                    John Walter Drake           602,508     1,000
                    William F. Floyd            602,508     1,000
                    Robert E. Lanier            602,408     1,100
                    Roger K. Quillen            602,508     1,000


Item 5.   Other Information
          ------------------
          None

Item 6.   Exhibits  and  Reports  on  Form  8-K
          -------------------------------------

          (a)  Exhibits:
               99.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (b)  Reports  on  Form  8-K:  None

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


                                     Date: May 12, 2003
                                           -------------------------------------

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


Date:  May 12, 2003



     /s/ Judy B. Turner
     ---------------------
     President, Chief Executive Officer and Principal Financial and Accounting Officer