Form 10QSB
period 2003-06-30
DECATUR FIRST BANK GROUP INC
filed 2003-08-14
CIK 1024918

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2003

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

             Common stock, par value $5 per share:   944,923 shares
                        outstanding as of August 1, 2003

                  Transitional Small Business Disclosure Format
                                   (check one)

                                  Yes         No   XX
                                      ----        ----

                         DECATUR FIRST BANK GROUP, INC.

                                      INDEX


                                                                                       Page No.
                                                                                       --------
PART I       FINANCIAL INFORMATION

   Item 1.   Financial Statements

             Consolidated Balance Sheet (unaudited) at June 30, 2003                          3

             Consolidated Statements of Earnings (unaudited) for the Three Months
               and the Six Months Ended June 30, 2003 and 2002                                4

             Consolidated Statements of Comprehensive Income (unaudited) for the Six
               Months Ended June 30, 2003 and 2002                                            5

             Consolidated Statements of Cash Flows (unaudited) for the Six Months
               Ended June 30, 2003 and 2002                                                   6

             Notes to Consolidated Financial Statements (unaudited)                           7

   Item 2.   Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                          8

   Item 3.   Controls and Procedures                                                         13


PART II.     OTHER INFORMATION

   Item 1.   Legal Proceedings                                                               14

   Item 2.   Changes in Securities                                                           14

   Item 3.   Defaults Upon Senior Securities                                                 14

   Item 4.   Submission of Matters to a Vote of Security Holders                             14

   Item 5.   Other Information                                                               14

   Item 6.   Exhibits and Reports on Form 8-K                                                14



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

                         PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

                          DECATUR FIRST BANK GROUP, INC.

                           Consolidated Balance Sheet

                                  June 30, 2003
                                   (Unaudited)


                        Assets
                        ------
Cash and due from banks                           $  4,888,489
Federal funds sold                                   2,075,000
                                                  -------------

    Cash and cash equivalents                        6,963,489
                                                  -------------

Interest bearing deposits in banks                     906,138
Investment securities available-for-sale            21,086,581
Loans, net                                          66,655,541
Premises and equipment, net                          2,390,455
Accrued interest receivable and other assets         2,403,762
                                                  -------------

                                                  $100,405,966
                                                  =============

        Liabilities and Stockholders' Equity
        ------------------------------------

Liabilities:
  Deposits:
    Noninterest-bearing                           $ 17,044,006
    Interest-bearing                                62,558,531
                                                  -------------

    Total deposits                                  79,602,537

  FHLB Advances                                      9,980,000
  Accrued interest payable and other liabilities       208,722
                                                  -------------

    Total liabilities                               89,791,259
                                                  -------------

Stockholders' equity:
  Preferred stock, no par value; authorized
    2,000,000 shares; no issued shares                       -
  Common stock, $5 par value; authorized
    10,000,000 shares; issued 944,923 shares         4,724,615
  Additional paid-in capital                         4,694,695
  Retained earnings                                  1,077,401
  Accumulated other comprehensive income               377,946
  Treasury stock                                      (259,950)
                                                  -------------

    Total stockholders' equity                      10,614,707
                                                  -------------

                                                  $100,405,966
                                                  =============

See accompanying notes to unaudited consolidated financial statements.

                         DECATUR FIRST BANK GROUP, INC.

                      Consolidated Statements of Earnings

      For the Three Months and the Six Months Ended June 30, 2003 and 2002
                                  (Unaudited)



                                              Three Months          Six Months
                                             Ended June 30,        Ended June 30,
                                         ---------------------  --------------------
                                            2003       2002       2003       2002
                                         ----------  ---------  ---------  ---------

Interest income:
   Interest and fees on loans            $1,109,561    810,552  2,177,591  1,565,497
   Interest on investment securities        178,267    304,204    370,409    619,558
   Other interest income                     21,804     48,571     41,516     83,733
                                         ----------  ---------  ---------  ---------

   Total interest income                  1,309,632  1,163,327  2,589,516  2,268,788
                                         ----------  ---------  ---------  ---------

Interest expense on deposits                307,227    238,856    602,742    471,705
Interest expense on borrowings              104,807    105,611    208,752    201,219
                                         ----------  ---------  ---------  ---------

   Total interest expense                   412,034    344,467    811,494    672,924
                                         ----------  ---------  ---------  ---------

   Net interest income                      897,598    818,860  1,778,022  1,595,864
                                         ----------  ---------  ---------  ---------

Provision for loan losses                    45,000     75,000    170,000    150,000
                                         ----------  ---------  ---------  ---------

   Net interest income after provision
    for loan losses                         852,598    743,860  1,608,022  1,445,864
                                         ----------  ---------  ---------  ---------

Other income:
   Service charges on deposit accounts       95,108     92,581    187,689    183,131
   Securities gains                          53,285     16,559    102,459     25,971
   Other operating income                    80,940     32,228    157,388     69,127
                                         ----------  ---------  ---------  ---------

      Total other income                    229,333    141,368    447,536    278,229
                                         ----------  ---------  ---------  ---------

Other expense:
   Salaries and other personnel expense     404,667    357,207    771,662    703,022
   Net occupancy and equipment expense       73,034     74,681    130,394    144,203
   Other operating expense                  367,689    269,267    636,990    519,566
                                         ----------  ---------  ---------  ---------

      Total other expense                   845,390    701,155  1,539,046  1,366,791
                                         ----------  ---------  ---------  ---------

      Earnings before income taxes          236,541    184,073    516,512    357,302

      Income tax expense                     56,076     68,122    131,804    133,949
                                         ----------  ---------  ---------  ---------

      Net earnings                       $  180,465    115,951    384,708    223,353
                                         ==========  =========  =========  =========

Earnings per common share:
   Basic earnings per share              $      .20        .13        .42        .24
                                         ==========  =========  =========  =========
   Diluted earnings per share            $      .19        .12        .41        .24
                                         ==========  =========  =========  =========


See accompanying notes to unaudited consolidated financial statements.

                                  DECATUR FIRST BANK GROUP, INC.

                           Consolidated Statements of Comprehensive Income

                           For the Six Months Ended June 30, 2003 and 2002



                                                                                   2003       2002
                                                                                 ---------  --------
Net earnings                                                                     $384,708   223,353
                                                                                 ---------  --------
Other comprehensive income, net of tax:
    Unrealized gains on investment securities available-for-sale arising during
     the period, net of $69,921 and $147,822, respectively                        114,082   241,184
    Realized gains on sales of investment securities available-for-sale,
     net of income tax expense of $38,934 and $9,869, respectively                (63,525)  (16,102)
                                                                                 ---------  --------

Other comprehensive income                                                         50,557   225,082
                                                                                 ---------  --------

Comprehensive income                                                             $435,265   448,435
                                                                                 =========  ========


See  accompanying  notes  to  unaudited  consolidated  financial  statements.

                                    DECATUR  FIRST  BANK  GROUP,  INC.
                                  Consolidated Statements of Cash Flows
                             For the Six Months Ended June 30, 2003 and 2002
                                               (Unaudited)



                                                                                   2003         2002
                                                                               ------------  -----------
Cash flows from operating activities:
  Net earnings                                                                 $   384,708      223,353
    Adjustments to reconcile net earnings to net
      cash provided by operating activities:
        Provision for loan losses                                                  170,000      150,000
        Depreciation, amortization and accretion                                   186,670      115,467
        Securities gains                                                          (102,459)     (25,971)
        Provision for stock awards                                                   3,423        5,805
        Change in other                                                           (170,248)     469,459
                                                                               ------------  -----------

      Net cash provided by operating activities                                    472,094      938,113
                                                                               ------------  -----------

Cash flows from investing activities:
  Net change in interest-bearing deposits in banks                                 844,180     (520,222)
  Proceeds from maturities and paydowns
    of investment securities available-for-sale                                  3,216,749    4,080,526
  Proceeds from sales of investment securities available-for-sale                6,351,478    6,316,138
  Purchases of investment securities available-for-sale                         (9,982,279)  (9,740,927)
  Change in loans                                                               (4,430,095)  (6,181,113)
  Purchases of premises and equipment                                              (57,750)    (601,145)
                                                                               ------------  -----------

      Net cash used by investing activities                                     (4,057,717)  (6,646,743)
                                                                               ------------  -----------

Cash flows from financing activities:
  Net change in deposits                                                         5,157,219    2,297,964
  Proceeds from advances from the Federal Home Loan Bank                                 -            -
  Net change in borrowings                                                               -      532,000
  Purchase of treasury shares                                                       (1,450)    (107,500)
                                                                               ------------  -----------

      Net cash provided by financing activities                                  5,155,769    2,722,464
                                                                               ------------  -----------

Net change in cash and cash equivalents                                          1,570,146   (2,986,166)
                                                                                             -----------

Cash and cash equivalents at beginning of the period                             5,393,343    9,319,632
                                                                               ------------  -----------

Cash and cash equivalents at end of period                                     $ 6,963,489    6,333,466
                                                                               ============  ===========

Noncash investing activities:
  Change in unrealized gain/loss on securities available-for-sale, net of tax  $    50,557      225,082


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

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders on Form 10-KSB. The financial statements as of June 30, 2003 and for the interim periods ended June 30, 2003 and 2002 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2002 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in the Company's 2002 Form 10-KSB.

(2)  CRITICAL  ACCOUNTING  POLICIES  AND  ESTIMATES

The Company has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. The Company's significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2002 as filed in its annual report on Form 10-KSB.

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

The Company believes that the accounting policy for the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of its consolidated financial statements. Refer to the portion of management's discussion and analysis of financial condition and results of operations that addresses the allowance for loan losses for a description of the Company's processes and methodology for determining the allowance for loan losses.

(3)  EARNINGS  PER  SHARE

Net earnings per common share are based on the weighted average number of common shares outstanding during each period. The calculation of basic and diluted earnings per share is as follows:

                                                  Three Months       Six Months
                                                  Ended June 30     Ended June 30
                                               -----------------  ----------------
                                                 2003     2002     2003     2002
                                               --------  -------  -------  -------
Basic earnings per share:
Net earnings                                   $180,465  115,951  384,708  223,353
Weighted average common shares outstanding      924,288  923,853  924,307  926,089
Per share amount                               $    .20      .13      .42      .24
                                               ========  =======  =======  =======

Diluted earnings per share:
Net earnings                                   $180,465  115,951  384,708  223,353
Effect of dilutive securities - stock options    24,837   20,749   24,837   20,749
Diluted earnings per share                     $    .19      .12      .41      .24
                                               ========  =======  =======  =======

Item 2.
                         DECATUR FIRST BANK GROUP, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

            For the Three and Six Months Ended June 30, 2003 and 2002

The following is a discussion of our financial condition as of June 30, 2003 compared to December 31, 2002, and the results of operations for the three and six months ended June 30, 2003 and 2002. These comments should be read in conjunction with our consolidated financial statements and accompanying footnotes appearing in this report. This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. The words "expect", "estimate", "anticipate", and "believe", as well as similar expressions, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS
---------------------

NET INTEREST INCOME
-------------------

For the six months ended June 30, 2003, net interest income totaled $1,778,022 as compared to $1,595,864 for the same period in 2002. Interest income from loans, including fees, increased $612,094 or 39% to $2,177,591 for the six months ended June 30, 2003 while income from investment securities decreased by $249,149 or 40% to $370,409. Interest expense totaled $811,494 for the six months ended June 30, 2003 compared to $672,924 in 2002. The increase in net interest income is due to the Bank having a higher percentage of its earning assets in loans and a lesser percentage of its earning assets in investment securities resulting in an overall increase in net interest income. The net interest margin realized on earning assets and the interest rate spread were 3.91% and 3.41%, respectively, for the six months ended June 30, 2003. For the six months ended June 30, 2002, the net interest margin was 4.14% and the interest rate spread was 3.60%.

For the quarter ended June 30, 2003, interest income totaled $1,309,632 as compared to $1,163,327 for the same period in 2002. Interest expense totaled $412,034 for the quarter ended June 30, 2003 compared to $344,467 for the same period in 2002. The increase in net interest income is due to the Bank having a higher percentage of its earning assets in loans and a lesser percentage of its earning assets in investment securities resulting in an overall increase in net interest income.

INTEREST RATE SENSITIVITY AND ASSET LIABILITY MANAGEMENT
--------------------------------------------------------

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

                         DECATUR FIRST BANK GROUP, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS  -  continued
-------------

immediately and fully at the contractually designated time. At June 30, 2003, the Bank, as measured by Gap, is in an asset sensitive position. Management has several tools available to it to evaluate and affect interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities. For more information on asset-liability management, see the annual report of Form 10-KSB filed with the Securities and Exchange Commission.

PROVISION  AND  ALLOWANCE  FOR  LOAN  LOSSES
--------------------------------------------

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for possible loan losses at an adequate level. The provision charged to expense was $170,000 for the six months ended June 30, 2003 as compared to $150,000 for the six months ended June 30, 2002. The provision for the quarter ended June 30, 2003 was $45,000 compared to $75,000 for the same period in 2002. The changes in the provision has been a result of management's efforts to increase the allowance to match the growth in the loan portfolio. The allowance for loan losses was 1.32% of gross loans at June 30, 2003. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We anticipate maintaining an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

NONINTEREST  INCOME
-------------------

Noninterest income for the six months ended June 30, 2003 totaled $447,536 as compared to $278,229 for the six months ended June 30, 2002. The increase in noninterest income was due to an increase in service charges on deposit accounts, an increase in income earned from mortgage origination and an increase in the gain on sale of investment securities available-for-sale during the six months ended June 30, 2003 as compared to the same period in 2002.

Noninterest income for the quarter ended June 30, 2003 totaled $229,333 as compared to $141,368 for the quarter ended June 30, 2002. The increase in noninterest income was due to an increase in the gain recognized on the sale of investment securities available-for-sale during the quarter ended June 30, 2003 and an increase in income earned from mortgage origination.

NONINTEREST  EXPENSE
--------------------

Total noninterest expense for the six months ended June 30, 2003 was $1,539,046 as compared to $1,366,791 for the same period in 2002. Total noninterest expense for the three months ended June 30, 2003 was $845,390 as compared to $701,155 for the same period in 2002. Salaries and benefits, the largest component of noninterest expense, totaled $771,662 for the six months ended June 30, 2003, compared to $703,022 for the same period a year ago and totaled $404,667 for the quarter ended June 30, 2003, compared to $357,207 for the same period in 2002. These increases were due to normal salary increases. Other operating expenses were $636,990 for the six months ended June 30, 2003 as compared to $519,566 for the six months ended June 30, 2002. These increases in noninterest expenses are due to the continued growth of the Bank.

INCOME  TAXES
-------------

Income tax expense for the six and three months ended June 30, 2003 was $131,804 and $56,076, respectively. Income tax expense for the six and three months ended June 30, 2002 was $133,949 and $68,122, respectively. The effective tax rate for the six and three months ended June 30, 2003 was approximately 25% and 24%, respectively and for the six and three months ended June 30, 2002 were 38% and 37%, respectively. This decrease in effective tax rate is due to an increased percentage of tax exempt investment securities in the Bank's investment portfolio during 2003 compared to 2002.

                         DECATUR FIRST BANK GROUP, INC.

ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF  OPERATIONS  --  continued
--------------

NET  EARNINGS
-------------

The combination of the above factors resulted in net earnings of $384,708 for the six months ended June 30, 2003 compared to net earnings for the six months ended June 30, 2002 of $223,353. Net earnings for the quarters ended June 30, 2003 and 2002 were $180,465 and $115,951, respectively. Basic earnings per share were $.42 for the six months ended June 30, 2003 compared to basic earnings per share of $.24 for the same period in 2002. Basic earnings per share were $.20 for the quarter ended June 30, 2003 compared to basic earnings per share of $.13 for the quarter ended June 30, 2002.

ASSETS  AND  LIABILITIES
------------------------

During the first six months of 2003, total assets increased $5,122,278 or 5%, when compared to December 31, 2002. The primary source of growth in assets was loans, which increased $4,260,095 or 7%, during the first six months of 2003. Investment securities available-for-sale increased $504,527 from December 31, 2002 to $21,086,581 at June 30, 2003. Total deposits increased $5,157,219 or
7%,  from  the  December  31,  2002  amount  of  $74,445,318.

INVESTMENT  SECURITIES
----------------------

Investment securities available-for-sale increased $504,527 from $20,582,054 at December 31, 2002 to $21,086,581 at June 30, 2003. The increase is attributed to normal activity in the investment porftolio. All of the Bank's marketable investment securities were designated as available-for-sale at June 30, 2003.

PREMISES  AND  EQUIPMENT
------------------------

Premises and equipment, net of depreciation, totaled $2,390,455 at June 30, 2003. The decrease of $33,536 from the December 31, 2002 amount of $2,423,991 was due to normal depreciation of the Bank's premises and equipment.

LOANS
-----

Gross loans totaled $67,544,430 at June 30, 2003, an increase of $4,336,477 or 7% since December 31, 2002. The largest increase in loans was in real estate construction, which increased $3,783,221 or 43% to $12,530,070 at June 30, 2003. Balances within the major loans receivable categories as of June 30, 2003 and December 31, 2002 are as follows:

                                         June 30, 2003   December 31, 2002
                                        --------------  ------------------
Commercial, financial and agricultural  $   10,500,179  $       10,914,521
Real estate - construction                  12,530,070           8,746,849
   Real estate - mortgage                   41,884,984          40,905,257
   Consumer                                  2,629,197           2,641,326
                                        --------------  ------------------

                                        $   67,544,430  $       63,207,953
                                        ==============  ==================

                         DECATUR FIRST BANK GROUP, INC.

ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF  OPERATIONS  -  continued
--------------

ALLOWANCE FOR LOAN LOSSES
-------------------------

Activity in the Allowance for Loan Losses is as follows:

                                                               June 30,
                                                          2003          2002
                                                      ------------  ------------
Balance, January 1,                                   $   812,507   $   595,279
Provision for loan losses for the period                  170,000       150,000
Net loans (charged off) recovered for the period          (93,618)     (108,241)
                                                      ------------  ------------

Balance, end of period                                $   888,889   $   637,038
                                                      ============  ============

Gross loans outstanding, end of period                $67,544,430   $48,545,712
                                                      ============  ============

Allowance for loan losses to gross loans outstanding         1.32%         1.31%
                                                      ============  ============


DEPOSITS
--------

At  June 30, 2003 total deposits increased by $5,157,219 or 7% from December 31,
2002.   Noninterest-bearing  demand  deposits  increased  $597,584  or  4%  and interest-bearing  deposits  increased  $4,559,635  or  8%.

Balances within the major deposit categories as of June 30, 2003 and December 31, 2002 are as follows:

                                           June 30, 2003   December 31, 2002
                                           --------------  ------------------
Noninterest-bearing demand deposits        $   17,044,006  $       16,446,422
Interest-bearing demand deposits               24,223,167          24,825,981
Savings deposits                                1,996,253           1,888,421
Certificates of deposit $100,000 and over      14,683,275          13,429,247
Other time deposits                            21,655,836          17,855,247
                                           --------------  ------------------

                                           $   79,602,537  $       74,445,318
                                           ==============  ==================


LIQUIDITY
---------

The Company's liquidity needs include the funding of loans and purchases of operating assets. Liquidity needs are met by us through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-total borrowed funds ratio, which was 75.40% at June 30, 2003 and 74.86% at December 31, 2002.

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

The following table summarizes the Company's off-balance-sheet financial instruments whose contract amounts represent credit risk as of June 30, 2003:

      Commitments to extend credit                          $  15,767,000
      Standby letters of credit                             $      61,000


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

CAPITAL  RESOURCES
------------------

Total shareholders' equity increased from $10,177,469 at December 31, 2002 to $10,614,707 at June 30, 2003. This increase was attributable to net earnings for the period and an increase in accumulated other comprehensive income, partially offset by an increase in treasury stock.

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

Banks and bank holding companies are required to maintain a minimum leverage ratio of Tier 1 capital to adjusted quarterly average total assets of 3.0%.

The following table summarizes the Bank's risk-based capital ratios at June 30, 2003:

        Tier 1 capital (to risk-weighted assets)                11.18%
        Total capital (to risk-weighted assets)                 12.26%
        Tier 1 capital (to total average assets)                 9.34%

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

ITEM  3.  CONTROLS  AND  PROCEDURES
-----------------------------------

As of June 30, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation, and there have been no corrective actions with respect to significant deficiencies or material weaknesses.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------
          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------
          None

ITEM 5.   OTHER INFORMATION
          -----------------
          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          31 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          32 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 350, as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K
          None

                         DECATUR FIRST BANK GROUP, INC.

                                   SIGNATURES



     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                DECATUR FIRST BANK GROUP, INC.



                                By:  /S/ JUDY B. TURNER
                                     ------------------------
                                     Judy B. Turner
                                     President, Chief Executive Officer and
                                     Principal Financial and Accounting Officer


                                Date: August 13, 2003