Form 10QSB
period 2003-09-30
DECATUR FIRST BANK GROUP INC
filed 2003-11-13
CIK 1024918

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2003

                                       OR

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition Period from to

                         Commision file number 000-24139

                         Decatur First Bank Group, Inc.
                         ------------------------------
             (Exact name of registrant as specified in its charter)


                  Georgia                              58-2254289
----------------------------------------  -------------------------------------
(State of Incorporation)                   (I.R.S. Employer Identification No.)

1120 Commerce Drive
Decatur, Georgia                                         30030
----------------------------------------  -------------------------------------
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

             Common stock, par value $5 per share:   924,430 shares
                       outstanding as of November 12, 2003

                  Transitional Small Business Disclosure Format
                                   (check one)

                                  YES      NO XX
                                      --      --

                                  DECATUR FIRST BANK GROUP, INC.

                                              INDEX

                                                                                         Page No.
                                                                                         --------
PART I        FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Balance Sheet (unaudited) at September 30, 2003                      3

              Consolidated Statements of Earnings (unaudited) for the Three Months
                and the Nine Months Ended September 30, 2003 and 2002                           4

              Consolidated Statements of Comprehensive Income (unaudited) for the Nine
                Months Ended September 30, 2003 and 2002                                        5

              Consolidated Statements of Cash Flows (unaudited) for the Nine Months
                Ended September 30, 2003 and 2002                                               6

              Notes to Consolidated Financial Statements (unaudited)                            7

     Item 2.  Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                           9

     Item 3.  Controls and Procedures                                                          14

PART II.      OTHER INFORMATION

     Item 1.  Legal Proceedings                                                                15

     Item 2.  Changes in Securities                                                            15

     Item 3.  Defaults Upon Senior Securities                                                  15

     Item 4.  Submission of Matters to a Vote of Security Holders                              15

     Item 5.  Other Information                                                                15

     Item 6.  Exhibits and Reports on Form 8-K                                                 15




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

                         PART I.  FINANCIAL INFORMATION

Item  1.  Financial  Statements

                         DECATUR FIRST BANK GROUP, INC.
                           Consolidated Balance Sheet
                               September 30, 2003
                                   (Unaudited)

                                     Assets
                                     ------


Cash and due from banks                                            $  2,930,228
Federal funds sold                                                    5,032,000
                                                                   -------------

     Cash and cash equivalents                                        7,962,228

Interest-bearing deposits                                             2,852,745
Investment securities available-for-sale                             20,560,576
Loans, net                                                           66,096,586
Premises and equipment, net                                           2,409,677
Other assets                                                          2,612,591
                                                                   -------------
                                                                   $102,494,403
                                                                   =============

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Liabilities:
     Deposits:
          Noninterest-bearing                                      $ 19,224,792
          Interest-bearing                                           64,468,426
                                                                   -------------

               Total deposits                                        83,693,218

     FHLB Advances                                                    7,980,000
     Accrued interest payable and other liabilities                     294,986
                                                                   -------------

               Total liabilities                                     91,968,204
                                                                   -------------

Commitments

Stockholders' equity
     Preferred stock, no par value; authorized
          2,000,000 shares; no issued shares                                  -
     Common stock, $5 par value; authorized
          10,000,000 shares; issued  945,030 shares                   4,725,150
     Additional paid-in capital                                       4,695,827
     Retained earnings                                                1,269,874
     Treasury stock (20,600 shares), at cost                           (259,950)
     Accumulated comprehensive income                                    95,298
                                                                   -------------

               Total stockholders' equity                            10,526,199
                                                                   -------------

                                                                   $102,494,403
                                                                   =============

See  accompanying  notes  to  unaudited  consolidated  financial  statements.

                                DECATUR FIRST BANK GROUP, INC.

                              Consolidated Statements of Earnings

          For the Three Months and the Nine Months Ended September 30, 2003 and 2002
                                          (Unaudited)


                                                Three Months Ended         Nine Months Ended
                                                   September 30,             September 30,
                                           ---------------------------  ----------------------
                                                2003           2002        2003        2002
                                           ---------------  ----------  ----------  ----------
Interest income:
     Interest and fees on loans            $     1,093,842     926,552   3,271,433   2,492,049
     Interest on investment securities             169,194     277,015     539,603     896,573
     Other interest income                          24,162      28,401      65,678     112,134
                                           ---------------  ----------  ----------  ----------

          Total interest income                  1,287,198   1,231,968   3,876,714   3,500,756
                                           ---------------  ----------  ----------  ----------

Interest expense on deposits                       300,407     271,559     903,149     743,264
Interest expense on borrowings                     101,222     103,508     309,974     304,727
                                           ---------------  ----------  ----------  ----------

          Total interest expense                   401,629     375,067   1,213,123   1,047,991
                                           ---------------  ----------  ----------  ----------

          Net interest income                      885,569     856,901   2,663,591   2,452,765

Provision for loan losses                                -     100,000     170,000     250,000
                                           ---------------  ----------  ----------  ----------

     Net interest income after provision
       for loan losses                             885,569     756,901   2,493,591   2,202,765
                                           ---------------  ----------  ----------  ----------

Other income:
     Service charges on deposit accounts            95,897     106,619     283,586     289,750
     Securities gains                                    -      55,108     102,459      81,079
     Other operating income                         94,431      61,324     251,819     130,451
                                           ---------------  ----------  ----------  ----------

          Total other income                       190,328     223,051     637,864     501,280
                                           ---------------  ----------  ----------  ----------

Other expense:
     Salaries and other personnel expense          446,024     378,883   1,217,686   1,081,905
     Net occupancy and equipment expense            83,554      64,571     213,948     208,774
     Other operating expense                       299,364     259,586     936,354     779,152
                                           ---------------  ----------  ----------  ----------

          Total other expense                      828,942     703,040   2,367,988   2,069,831
                                           ---------------  ----------  ----------  ----------

          Earnings before income taxes             246,955     276,912     763,467     634,214

Income tax expense                                  54,482     107,052     186,286     241,001
                                           ---------------  ----------  ----------  ----------

          Net earnings                     $       192,473     169,860     577,181     393,213
                                           ===============  ==========  ==========  ==========

Earnings per common share:
     Basic earnings per share              $           .21         .18         .62         .42
                                           ===============  ==========  ==========  ==========
     Diluted earnings per share            $           .20         .18         .61         .42
                                           ===============  ==========  ==========  ==========

See  accompanying  notes  to  unaudited  consolidated  financial  statements.

                                 DECATUR FIRST BANK GROUP, INC.

                        Consolidated Statements of Comprehensive Income

                     For the Nine Months Ended September 30, 2003 and 2002


                                                                              2003       2002
                                                                           ----------  --------
Net earnings                                                               $ 577,181   393,213
                                                                           ----------  --------

Other comprehensive income (loss), net of tax:
     Unrealized gains on investment
          securities available-for-sale:
               Unrealized gains arising during the period, net of income
                 taxes of $103,315 and $301,398                             (168,566)  491,755
               Reclassification adjustment for gains included in
                 net earnings, net of income tax of $38,935 and  $30,810    ( 63,525)  (50,269)
                                                                           ----------  --------

Other comprehensive income (loss)                                           (232,091)  441,486
                                                                           ----------  --------

Comprehensive income                                                       $ 345,090   834,699
                                                                           ==========  ========

See  accompanying  notes  to  unaudited  consolidated  financial  statements.

                                  DECATUR FIRST BANK GROUP, INC.

                               Consolidated Statements of Cash Flows

                       For the Nine Months Ended September 30, 2003 and 2002

                                            (Unaudited)


                                                                           2003           2002
                                                                       -------------  ------------
Cash flows from operating activities:
     Net earnings                                                      $    577,181       393,213
     Adjustments to reconcile net earnings to net
       cash provided by operating activities:
         Provision for loan losses                                          170,000       250,000
         Depreciation, amortization and accretion                           287,364       199,066
         Securities gains                                                  (102,459)      (81,079)
         Provision for stock awards                                           5,090         7,398
         Change in other                                                   (134,748)      (42,391)
                                                                       -------------  ------------

            Net cash provided by operating activities                       802,428       726,207
                                                                       -------------  ------------

Cash flows from investing activities:
     Net change in interest-bearing deposits in banks                    (1,102,427)      260,176
     Proceeds from maturities and paydowns
       of investment securities available-for-sale                        4,727,848    10,028,677
     Proceeds from sales of investment securities available-for-sale      6,351,478     9,816,138
     Purchases of investment securities available-for-sale              (11,457,779)  (16,486,473)
     Change in loans                                                     (3,871,140)  (13,111,782)
     Purchases of premises and equipment                                   (127,973)     (655,756)
                                                                       -------------  ------------

            Net cash used by investing activities                        (5,479,993)  (10,149,020)
                                                                       -------------  ------------

Cash flows from financing activities:
     Net change in deposits                                               9,247,900     5,611,874
     Proceeds from borrowings                                                     -     4,980,000
     Repayment of borrowings                                             (2,000,000)   (4,650,000)
     Purchase of treasury shares                                             (1,450)     (107,500)
                                                                       -------------  ------------

            Net cash provided by financing activities                     7,246,450     5,834,374
                                                                       -------------  ------------

Net change in cash and cash equivalents                                  (2,568,885)   (3,588,439)

Cash and cash equivalents at beginning of the period                      5,393,343     9,319,632
                                                                       -------------  ------------

Cash and cash equivalents at end of the period                         $  7,962,228     5,731,193
                                                                       =============  ============

Noncash investing activities:
     Change in unrealized gain/loss on securities available-for-sale,
       net of tax                                                      $   (232,091)      441,486

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

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders on Form 10-KSB. The financial statements as of September 30, 2003 and for the interim periods ended September 30, 2003 and 2002 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2002 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in the Company's 2002 Form 10-KSB.

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

(3)  EARNINGS  PER  SHARE

Net earnings per common share are based on the weighted average number of common shares outstanding during each period. The calculation of basic and diluted earnings per share is as follows:

                                                    Three Months            Nine months
                                                 Ended September 30,     Ended September 30,
                                               -----------------------  --------------------
                                                   2003        2002       2003       2002
                                               ------------  ---------  ---------  ---------
Basic earnings per share:
Net earnings                                   $    192,473    169,860    577,181    393,213
Weighted average common shares outstanding          924,002    923,952    924,254    925,348
Per share amount                               $        .21        .18        .62        .42
                                               ============  =========  =========  =========

Diluted earnings per share:
Net earnings                                   $    192,473    169,860    577,181    393,213
Effect of dilutive securities - stock options        26,777     20,749     26,777     20,749
Diluted earnings per share                     $        .20        .18        .61        .42
                                               ============  =========  =========  =========

                         DECATUR FIRST BANK GROUP, INC.

                                   (Unaudited)


(4)  STOCK-BASED  COMPENSATION
     -------------------------

     The Company sponsors stock-based compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement of Financing Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for the three and nine months ended September 30, 2003 and 2002.

                                                         Three Months Ended       Nine Months Ended
                                                            September 30,           September 30,
                                                      ------------------------  ---------------------
                                                          2003         2002        2003       2002
                                                      -------------  ---------  ----------  ---------
     Net earnings as reported                         $    192,473     169,860    577,181     393,213

     Deduct: Total stock-based employee compensation
          expense determined under fair-value based
          method for all awards                           (137,000)          -   (137,000)          -
                                                      -------------  ---------  ----------  ---------

     Pro forma net earnings                           $     55,473     169,860    440,181     393,213
                                                      =============  =========  ==========  =========
     Basic earnings per share:

          As reported                                 $        .21         .18        .62         .42
                                                      =============  =========  ==========  =========

          Pro forma                                   $        .06         .18        .48         .66
                                                      =============  =========  ==========  =========

     Diluted earnings per share:

          As reported                                 $        .20         .18        .61         .42
                                                      =============  =========  ==========  =========

          Pro forma                                   $        .06         .18        .46         .42
                                                      =============  =========  ==========  =========

Item 2.

                         DECATUR FIRST BANK GROUP, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


The following is a discussion of our financial condition as of September 30, 2003 compared to December 31, 2002, and the results of operations for the three and nine months ended September 30, 2003 and 2002. These comments should be read in conjunction with our consolidated financial statements and accompanying footnotes appearing in this report. This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. The words "expect", "estimate", "anticipate", and "believe", as well as similar expressions, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission.

RESULTS  OF  OPERATIONS
-----------------------

NET  INTEREST  INCOME
---------------------

For  the  nine  months  ended  September  30,  2003, net interest income totaled
$2,663,591 as compared to $2,452,765 for the same period in 2002. Interest income from loans, including fees, increased $779,384 or 31% to $3,271,433 for the nine months ended September 30, 2003, while income from investment securities decreased by $356,970 or 40% to $539,603. Interest expense totaled $1,213,123 for the nine months ended September 30, 2003, compared to $1,047,991 in 2002. The increase in net interest income is due to the Bank having a higher percentage of its earning assets in loans and a lesser percentage of its earning assets in investment securities and an increase in average interest earning assets resulting in an overall increase in net interest income. The net interest margin realized on earning assets and the interest rate spread were 3.85% and 3.35%, respectively, for the nine months ended September 30, 2003. For the nine months ended September 30, 2002, the net interest margin was 4.14% and the interest rate spread was 3.57%.

For the quarter ended September 30, 2003, interest income totaled $1,287,198 as compared to $1,231,968 for the same period in 2002. Interest expense totaled $401,629 for the quarter ended September 30, 2003 compared to $375,067 for the same period in 2002. The increase in net interest income is due to the Bank having a higher percentage of its earning assets in loans and a lesser percentage of its earning assets in investment securities and an increase in average interest earning assets resulting in an overall increase in net interest income.


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

Net interest income is the primary component of net income for financial institutions. Net interest income is affected by the timing and magnitude of repricing of as well as the mix of interest sensitive and noninterest sensitive assets and liabilities. "Gap" is a static measurement of the difference between the contractual maturities or repricing dates of interest sensitive assets and interest sensitive liabilities within the following twelve months. Gap is an attempt to predict the behavior of the Bank's net interest income in general terms during periods of movement in interest rates. In general, if the

                         DECATUR FIRST BANK GROUP, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF  FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS, -- continued
-------------

INTEREST  RATE  SENSITIVITY  AND  ASSET  LIABILITY  MANAGEMENT,  CONTINUED
--------------------------------------------------------------------------

Bank is asset sensitive, more of its interest sensitive assets are expected to reprice within twelve months than its interest sensitive liabilities over the same period. In a rising interest rate environment, assets repricing more quickly are expected to enhance net interest income. Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since assets would theoretically be repricing at lower interest rates more quickly than interest sensitive liabilities. Although it can be used as a general predictor, Gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will reprice immediately and fully at the contractually designated time. At September 30, 2003, the Bank, as measured by Gap, is in an asset sensitive position. Management has several tools available to it to evaluate and affect interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities. For more information on asset-liability management, see the annual report of Form 10-KSB filed with the Securities and Exchange Commission.

PROVISION  AND  ALLOWANCE  FOR  LOAN  LOSSES
--------------------------------------------

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for possible loan losses at an adequate level. The provision charged to expense was $170,000 for the nine months ended September 30, 2003 as compared to $250,000 for the nine months ended September 30, 2002. We did not make a provision for loan losses for the quarter ended September 30, 2003 compared to a $100,000 provision for the same period in 2002. The decrease in the provision was due to the reduction in loan demand during the third quarter of 2003. The allowance for loan losses was 1.32% of gross loans at September 30, 2003. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We anticipate maintaining an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

NONINTEREST  INCOME
-------------------

Noninterest income for the nine months ended September 30, 2003 totaled $637,864 as compared to $501,280 for the nine months ended September 30, 2002. The increase in noninterest income was due to an increase in income earned from mortgage origination and an increase in the gain on sale of investment securities available-for-sale, partially offset by a decrease in service charges on deposit accounts during the nine months ended September 30, 2003 as compared to the same period in 2002. Service charges decreased slightly due to a decrease in charges associated with insufficient funds charges.

Noninterest income for the quarter ended September 30, 2003 totaled $190,328 as compared to $223,051 for the quarter ended September 30, 2002. The increase in noninterest income was due to an increase in income earned from mortgage origination, partially offset by a decrease in service charges on deposit accounts during the quarter ended September 30, 2003 as compared to the same period in 2002.

NONINTEREST  EXPENSE
--------------------

Total noninterest expense for the nine months ended September 30, 2003 was $2,367,988 as compared to $2,069,831 for the same period in 2002. Total noninterest expense for the three months ended September 30, 2003 was $828,942 as compared to $703,040 for the same period in 2002. Salaries and benefits, the largest component of noninterest expense, totaled $1,217,686 for the nine months ended September 30, 2003, compared to $1,081,905 for the same period a year ago and totaled $446,024 for the quarter ended September 30, 2003, compared to $378,883 for the same period in 2002. These increases were due to an increase in staff to handle the increased number of customers, normal salary increases and the employment of three individuals to staff a new loan production office opened in the third quarter of 2003. Other operating expenses were $936,354 for the nine months ended September 30, 2003 as compared to $779,152 for the nine months ended September 30, 2002 and totaled $299,364 for the quarter ended September 30, 2003, compared to $259,586 for the same period in 2002. These increases in noninterest expenses are due to the continued growth of the Bank as well as expenses associated with opening the new loan production office.

                         DECATUR FIRST BANK GROUP, INC.

ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF  OPERATIONS  --  continued
--------------

INCOME  TAXES
-------------

Income tax expense for the nine and three months ended September 30, 2003 was $186,286 and $54,482, respectively. Income tax expense for the nine and three months ended September 30, 2002 was $241,001 and $107,052, respectively. The effective tax rate for the nine and three months ended September 30, 2003 was approximately 24% and 22%, respectively, and for the nine and three months ended September 30, 2002 were 38% and 39%, respectively. This decrease in effective tax rate is due to an increased percentage of tax exempt investment securities in the Bank's investment portfolio during 2003 compared to 2002.

NET  EARNINGS
-------------

The combination of the above factors resulted in net earnings of $577,181 for the nine months ended September 30, 2003 compared to net earnings for the nine months ended September 30, 2002 of $393,213. Net earnings for the quarters ended September 30, 2003 and 2002 were $192,473 and $169,860, respectively. Basic earnings per share were $.62 for the nine months ended September 30, 2003 compared to basic earnings per share of $.42 for the same period in 2002. Basic earnings per share was $.21 for the quarter ended September 30, 2003 compared to basic earnings per share of $.18 for the quarter ended September 30, 2002.

ASSETS  AND  LIABILITIES
------------------------

During the first nine months of 2003, total assets increased $7,210,715 or 8%, when compared to December 31, 2002. The primary source of growth in assets was net loans, which increased $3,701,140 or 6%, during the first nine months of 2003. Total deposits increased $9,247,900 or 12%, from the December 31, 2002 amount of $74,445,318. The Bank reduced its FHLB advances by $2,000,000 during the third quarter of 2003, from a level of $9,980,000 to $7,980,000.

INVESTMENT  SECURITIES
----------------------

Investment securities available-for-sale decreased $21,478 from $20,582,054 at December 31, 2002 to $20,560,576 at September 30, 2003. All of the Bank's marketable investment securities were designated as available-for-sale at September 30, 2003.

PREMISES  AND  EQUIPMENT
------------------------

Premises and equipment, net of depreciation, totaled $2,409,677 at September 30, 2003. This amount of premises and equipment has remained stable during 2003 as depreciation expense has approximated additions.

LOANS
-----

Gross loans totaled $66,980,849 at September 30, 2003, an increase of $3,772,896 or 6% since December 31, 2002. The largest increase in loans was in Real estate
- construction, which increased $4,390,641 or 50% to $13,137,490 at September 30, 2003. During the third quarter of 2003, we added two construction lenders and opened a loan production office that focuses on construction lending. Balances within the major loans receivable categories as of September 30, 2003 and December 31, 2002 are as follows:

                                            SEPTEMBER 30, 2003   DECEMBER 31, 2002
     Commercial, financial and agricultural  $     9,675,837      $   10,914,521
     Real estate - construction                   13,137,490           8,746,849
     Real estate - mortgage                       41,454,760          40,905,257
     Consumer                                      2,712,762           2,641,326
                                             ---------------  ------------------

                                              $    66,980,849      $   63,207,953
                                             ===============  ==================

                         DECATUR FIRST BANK GROUP, INC.

ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF  OPERATIONS  -  continued
--------------

ALLOWANCE  FOR  LOAN  LOSSES
----------------------------

Activity  in  the  Allowance  for  Loan  Losses  is  as  follows:

                                                             September 30,
                                                       --------------------------
                                                           2003          2002
                                                       ------------  ------------
 Balance, January 1,                                   $   812,507   $   595,279
                                                       ------------  ------------
 Provision for loan losses for the period                  170,000       250,000
 Net loans (charged off) recovered for the period          (98,244)     (157,899)
                                                       ------------  ------------

 Balance, end of period                                $   884,263   $   687,380
                                                       ============  ============

 Gross loans outstanding, end of period                $66,980,849   $55,426,722
                                                       ============  ============

 Allowance for loan losses to gross loans outstanding         1.32%         1.24%
                                                       ============  ============

DEPOSITS
--------

At  September  30,  2003,  total  deposits  increased by $9,247,900, or 12% from
December 31, 2002.   Noninterest-bearing demand deposits increased $2,778,370 or
17%  and  interest-bearing  deposits  increased  $6,469,530  or  11%.

Balances within the major deposit categories as of September 30, 2003 and December 31, 2002 as follows:

                                           September 30, 2003   December 31, 2002
                                           -------------------  ------------------
Noninterest-bearing demand deposits        $        19,224,792  $       16,446,422
Interest-bearing demand deposits                    25,167,267          24,825,981
Savings deposits                                     2,491,601           1,888,421
Certificates of deposit $100,000 and over           14,817,744          13,429,247
Other time deposits                                 21,991,814          17,855,247
                                           -------------------  ------------------

                                           $        83,693,218  $       74,445,318
                                           ===================  ==================

LIQUIDITY
---------

The Company's liquidity needs include the funding of loans, purchases of operating assets, etc. Liquidity needs are met by us through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-total borrowed funds ratio, which was at 73.06% at September 30, 2003 and 74.86% at December 31, 2002.

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist of commitments to extend credit and standyby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. A commitment involves, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. The Company's exposure to credit loss in the event of non-performance by the other party to the instrument is represented by the contractual notional amount of the instrument.

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

The following table summarizes the Company's off-balance-sheet financial instruments whose contract amounts represent credit risk as of September 30, 2003:

     Commitments to extend credit                    $     17,330,000
     Standby letters of credit                       $         61,000


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

CAPITAL  RESOURCES
------------------

Total shareholders' equity increased from $10,177,469 at December 31, 2002 to $10,526,199 at September 30, 2003. This increase was attributable to net earnings for the period, partially offset by a decrease in accumulated other comprehensive income, and an increase in treasury stock.

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

Banks and bank holding companies are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 3.0%.

The  following table summarizes the Bank's capital ratios at September 30, 2003:

   Tier 1 capital (to total average assets)                            9.44%
   Tier 1 capital (to risk-weighted assets)                           11.53%
   Total capital (to risk-weighted assets)                            12.61%

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

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

Accounting standards that have been issued or proposed by the Financial Accounting Standards Board that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.


ITEM 3.  CONTROLS AND PROCEDURES
--------------------------------

As of September 30, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation, and there have been no corrective actions with respect to significant deficiencies or material weaknesses.

                           PART II.  OTHER INFORMATION

                         DECATUR FIRST BANK GROUP, INC.


Item  1.  LEGAL  PROCEEDINGS
          ------------------
          None

Item  2.  CHANGES  IN  SECURITIES
          -----------------------
          None

Item  3.  DEFAULTS  UPON  SENIOR  SECURITIES
          ----------------------------------
          None

Item  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
          -----------------------------------------------------------
          There were no matters submitted to shareholders during the third quarter of 2003.

Item  5.  OTHER  INFORMATION
          ------------------
          Shareholder proposals submitted for consideration at Decatur First's 2004 Annual Meeting of Shareholders must be received by Decatur First no later than December 1, 2003, to be included in the 2004 proxy materials. A shareholder must notify Decatur First before February 1, 2004 if the shareholder has a proposal to present at the 2004 Annual Meeting which the shareholder intends to present other than by inclusion in Decatur First's proxy material. If Decatur First does not receive notice prior to February 1, 2004, proxies solicited by the management of Decatur First will confer discretionary authority upon the management of Decatur First to vote upon any such proposal.

Item  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
          -------------------------------------

     (a)  Exhibits:

          31 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          32 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 350, as adopted pursuant to
               Section  906  of  the  Sarbanes-Oxley  Act  of  2002.

     (b)  Reports  on  Form  8-K:
          None.

                         DECATUR FIRST BANK GROUP, INC.

                                   SIGNATURES


     In accordance with the requirements of the Securitis Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    DECATUR FIRST BANK GROUP, INC.


                                    By:   /S/  JUDY  B.  TURNER
                                          --------------------------------------
                                          Judy B. Turner
                                          President, Chief Executive Officer and
                                            Principal Accounting Officer


                                    Date: November  12,  2003
                                          -------------------