Form 10KSB
period 2003-12-31
DECATUR FIRST BANK GROUP INC
filed 2004-03-30
CIK 1024918

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                   FORM 10-KSB

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For fiscal year ended   DECEMBER 31, 2003
                        -----------------

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ______________to _______________

     Commission file number 000-24139
                            -----------

                         DECATUR FIRST BANK GROUP, INC.
                         ------------------------------
                 (Name of Small Business Issuer in Its Charter)

             GEORGIA                                    58-2254289
----------------------------------          ------------------------------------
 (State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization)

  1120 COMMERCE DRIVE, DECATUR, GEORGIA                      30030
---------------------------------------                    -----------
(Address of Principal Executive Offices)                   (Zip  Code)

             404-373-1000
---------------------------------------
(Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:  NONE.

Securities registered pursuant to Section 12(g) of the Act:  COMMON STOCK,
                                                             $ 5.00 PAR VALUE.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject  to  such  filing  requirements  for  past  90  days.  Yes  X     No
                                                                  -----     ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or a information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State  issuer's  revenues  for  its  most  recent  fiscal  year:  $6,035,271
                                                                  ----------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: THERE IS NO PUBLIC TRADING MARKET FOR THE COMPANY'S COMMON STOCK. THE AGGREGATE MARKET VALUE OF THE COMPANY'S COMMON STOCK HELD BY NON-AFFILIATES IS APPROXIMATELY $8,541,888 BASED ON THE LAST SALE OF THE COMPANY'S COMMON STOCK KNOWN TO MANAGEMENT, WHICH OCCURRED ON FEBRUARY 19, 2004 AT $17.00 PER SHARE.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 924,457 AS OF MARCH 23, 2004.
                                                   ----------------------------

     Transitional Small Business Disclosure format (check one):   Yes    No  X
                                                                     ---    ----

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2003 are incorporated by reference into Part I and II. Portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held April 26, 2004, are incorporated by reference into Part III.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART  I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1

  ITEM  1.     DESCRIPTION OF BUSINESS. . . . . . . . . . . . . . . . . . . .  1
  ITEM  2.     DESCRIPTION OF PROPERTIES. . . . . . . . . . . . . . . . . . . 12
  ITEM  3.     LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . 12
  ITEM  4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . 12

PART  II  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

  ITEM  5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS. . . . . . . . . . . . . . . . . . . . . . . . . . . . 13
  ITEM  6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . . . 13
  ITEM  7.     FINANCIAL  STATEMENTS. . . . . . . . . . . . . . . . . . . . . 13
  ITEM  8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL  DISCLOSURE. . . . . . . . . . . . . . . . . . . 13
  ITEM  8A.    CONTROLS  AND  PROCEDURES. . . . . . . . . . . . . . . . . . . 13

PART  III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

  ITEM  9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT. . . . . . . 14
  ITEM  10.    EXECUTIVE  COMPENSATION. . . . . . . . . . . . . . . . . . . . 14
  ITEM  11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT 14
  ITEM  12.    CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS . . . . . . 14
  ITEM  13.    EXHIBITS,  LISTS  AND  REPORTS  ON  FORM  8-K. . . . . . . . . 14
  ITEM  14.    PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES . . . . . . . . . . 15

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

MARKET AREA AND COMPETITION

     The Bank is located in Decatur, Georgia. The Bank's primary market area is defined as the five-mile radius from the center of Decatur, Georgia. Decatur is the county seat of DeKalb County and is located six miles east of downtown Atlanta, Georgia. The City of Decatur is approximately four square miles in size and includes over 12 distinct neighborhoods. The Bank competes for deposits and loan customers with other financial institutions whose resources are equal to or greater than those available to the Bank and the Company. According to information provided by the FDIC, as of June 30, 2003, Decatur was serviced by 12 financial institutions with a total of 37 offices in Decatur. As of June 30, 2003, total deposits within Decatur for these institutions were $1.63 billion of which $79.69 million were held by the Bank. These financial institutions offer all of the services that the Bank offers. Management believes that the Bank's local ownership and management as well as its focus on personalized service helps it to compete with these institutions and to attract deposits and loans in our market area.

LOAN PORTFOLIO

     LENDING POLICY. The Bank was established to support Decatur and surrounding areas of DeKalb County. The Bank aggressively seeks creditworthy loans within a limited geographic area. The Bank's primary lending function is to make consumer loans to individuals and commercial loans to small and medium-sized businesses and professional concerns. In addition, the bank makes real-estate-related loans, including construction loans for residential and commercial properties, and primary and secondary mortgage loans for the acquisition or improvement of personal residences. The Bank avoids concentrations of loans to a single industry or based on a single type of collateral.

     The Bank's legal lending limits are 15% of its statutory capital base for unsecured loans and 25% of its statutory capital base for loans fully secured by good collateral. The Bank's statutory capital base is the lower of the sum of its common stock, paid-in capital, appropriated retained earnings, and capital debt, or the amount of the Bank's net assets. As of December 31, 2003, the Bank's legal lending limits were approximately $1.2 million for unsecured loans and approximately $2.0 million for secured loans. While the Bank generally employs more conservative lending limits, the Board of Directors has discretion to lend up to the legal lending limits as described above.

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

                                    EMPLOYEES

     At December 31, 2003, the Company employed 23 full-time employees and 3 part-time employees. The Company considers its relationship with its employees to be excellent.

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

THE COMPANY

     Since the Company owns all of the capital stock of the Bank, it is a bank holding company under the federal Bank Holding Company Act of 1956. As a result, the Company is primarily subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve. As a bank holding company located in Georgia, the Georgia Department of Banking and Finance also regulates and monitors all significant aspects of the Company's operations.

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

     Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly or, substantially lessen competition or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve's consideration of financial resources generally focuses on capital adequacy, which is discussed below.

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

     CHANGE IN BANK CONTROL. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

     - the bank holding company has registered securities under Section 12 of the Securities Exchange Act of 1934; or

     - no other person owns a greater percentage of that class of voting securities immediately after the transaction.

Our common stock is registered under Section 12 of the Securities Exchange Act of 1934. The regulations provide a procedure for challenging the rebuttable presumption of control.

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

     To qualify to become a financial holding company, the Bank and any other depository institution subsidiary of the Company must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least "satisfactory." Additionally, the Company must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days' written notice prior to engaging in a permitted financial activity. While the Company meets the qualification standards applicable to financial holding companies, the Company has not elected to become a financial holding company at this time.

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

     PROMPT CORRECTIVE ACTION. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories
- well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized - in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of the other categories. At December 31, 2003, we qualified for the "well capitalized" category.

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

     FDIC INSURANCE ASSESSMENTS. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.54 cents per $100 of deposits for the first quarter of 2004.

     The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

     COMMUNITY REINVESTMENT ACT. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve or the FDIC shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank and the Company. Since our aggregate assets are not more than $250 million, under the Gramm-Leach-Bliley Act, we are subject to a Community Reinvestment Act examination only once every 60 months if we receive an "outstanding" rating, once every 48 months if we receive a "satisfactory" rating and as needed if our rating is "less than satisfactory." Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements.

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

     - Soldiers' and Sailors' Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and

     - The rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

     In addition to the federal and state laws noted above, the Georgia Fair Lending Act ("GAFLA") imposes restrictions and procedural requirements on most mortgage loans made in Georgia, including home equity loans and lines of credit. On August 5, 2003, the Office of the Comptroller of the Currency issued a formal opinion stating that the entirety of GAFLA is preempted by federal law for national banks and their operating subsidiaries. GAFLA contains a provision that preempts GAFLA as to state banks in the event that the Office of the Comptoller of the Currency preempts GAFLA as to national banks. Therefore, the Bank is exempt from the requirements of GAFLA.

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

     The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common shareholders' equity, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock and trust preferred securities, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock and hybrid capital and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2003 our ratio of total capital to risk-weighted assets was 13.8% and our ratio of Tier 1 Capital to risk-weighted assets was 12.7%.

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2003, our leverage ratio was 10.7%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

     At December 31, 2003, the Bank was able to pay approximately $403,000 in dividends to the Company without prior regulatory approval.

RESTRICTIONS ON TRANSACTIONS WITH AFFILIATES

     The Company and the Bank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

     -    a bank's loans or extensions of credit to affiliates;

     -    a bank's investment in affiliates;

     - assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;

     - loans or extensions of credit made by a bank to third parties collateralized by the securities or obligations of affiliates; and

     - a bank's guarantee, acceptance or letter of credit issued on behalf of an affiliate.

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

CONSUMER CREDIT REPORTING

     On December 4, 2003, the President signed the Fair and Accurate Credit Transactions Act (the FAIR Act), amending the federal Fair Credit Reporting Act (the FCRA). These amendments to the FCRA (the FCRA Amendments) will become effective as early as February 2004, but more likely in the third or fourth quarter of 2004, depending on implementing regulations to be issued by the Federal Trade Commission and the federal bank regulatory agencies. The FCRA Amendments that deal with employee investigation will become effective on March 31, 2004.

     The FCRA Amendments include, among other things:

     - new requirements for financial institutions to develop policies and procedures to identify potential identity theft and, upon the request of a consumer, place a fraud alert in the consumer's credit file stating that the consumer may be the victim of identity theft or other fraud;

     - for entities that furnish information to consumer reporting agencies (which includes the Bank), new requirements to implement procedures and policies regarding the accuracy and integrity of the furnished information and regarding the correction of previously furnished information that is later determined to be inaccurate; and

     - a new requirement for mortgage lenders to disclose credit scores to consumers.

     The FCRA Amendments also will prohibit a business that receives consumer information from an affiliate from using that information for marketing purposes unless the consumer is first provided a notice and an opportunity to direct the business not to use the information for such marketing purposes (the "opt-out"), subject to certain exceptions. We do not plan to share consumer information among our affiliated companies for marketing purposes, except as may be allowed under exceptions to the notice and opt-out requirements. Because no affiliate of the Company is currently sharing consumer information with any other affiliate of the Company for marketing purposes, the new limitations on sharing of information for marketing purposes will not have a significant impact on the Company.

     Prior to the effective date of the FCRA Amendments, the Company and its subsidiaries will implement policies and procedures to comply with the new rules.

ANTI-TERRORISM LEGISLATION

     The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001, signed by the President on October 26, 2001, imposed new requirements and limitations on specified financial transactions and account relationships, intended to guard against money laundering and terrorism. Most of these requirements and limitations took effect in 2002. Additional "know your customer" rules became effective in June 2003, requiring the bank to establish a customer identification program under Section 326 of the USA PATRIOT Act. The Company and its subsidiaries implemented procedures and policies to comply with those rules prior to the effective date of each of the rules.

PROPOSED LEGISLATION AND REGULATORY ACTION

     New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions operating or doing business in the United States. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

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

                        SELECTED STATISTICAL INFORMATION

     The responses to this Section of Item I are included in the Company's Annual Report to Shareholders under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," at pages 4 through 14, and are incorporated herein by reference.

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

     The Company issued no unregistered securities during the fiscal year ended December 31, 2003.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The response to this Item is included in the Company's Annual Report to Shareholders under the heading, "Management's Discussion and Analysis of Financial Condition and Results of Operations," at pages 4 through 14, and is incorporated herein by reference.

ITEM 7.  FINANCIAL  STATEMENTS

     The following financial statements are included in the Company's Annual Report to Shareholders at pages 15 through 35, and are incorporated herein by reference.

     -    Report of Independent Certified Public Accountants

     -    Consolidated Balance Sheets as of December 31, 2003 and 2002

     - Consolidated Statements of Earnings for the years ended December 31, 2003, 2002 and 2001

     - Consolidated Statements of Comprehensive Income for the years ended December 31, 2003, 2002 and 2001

     - Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2003, 2002, and 2001

     - Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

     -    Notes to Consolidated Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not  applicable.

ITEM 8A.  CONTROLS  AND  PROCEDURES

     Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, and as the date of this report, our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, reviewed the effectiveness and design of our disclosure controls and procedures under Exchange Act Rule 13a-15(b). Based upon that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer, concluded that such disclosure controls and procedures are adequate to ensure that material information relating to the Company, including its consolidated subsidiary, that is required to be included in its periodic filings with the Securities and Exchange Commission, is timely made known to her. During the quarter ended December 31, 2003, there were no changes in the Company's internal controls that materially affected, or are reasonably likely to materially affect, the Company's control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 26, 2004, under the following headings, and are incorporated herein by reference.

     "Proposal One: Election of Directors - Class III Director Nominees, - Class I Continuing Directors, and - Class II Continuing Directors," at pages 3 through 4.

     "Executive Officers," at page 5.

     "Section 16(a) Beneficial Ownership Reporting Compliance," at page 10.

     The Company has a Code of Ethics that applies to the Company's Chief Executive Officer and Principal Financial and Accounting Officer. The Company will provide a copy of the Code of Ethics free of charge to any shareholder upon written request to the Company.

ITEM 10.  EXECUTIVE  COMPENSATION

     The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 26, 2004, under the heading, "Executive Compensation," at pages 6 through 8, and are incorporated herein by reference.

ITEM 11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

     The responses to this Item are partially included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 26, 2004, under the headings, "Security Ownership of Certain Beneficial Owners," at pages 8 through 10, and "Benefits to Named Executive Officers and Others" at pages 13 through 14, and are incorporated herein by reference.

ITEM 12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 26, 2004, under the headings, "Related Party Transactions," at pages 15 through 16, and "Executive Compensation," at pages 6 through 8, and are incorporated herein by reference.

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

4.1 Instruments Defining the Rights of Security Holders. See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

10.3* Employment Agreement, dated as of June 1, 2001 among Decatur First Bank, Decatur First Bank Group, Inc and Judy B. Turner.

10.4*     1998 Stock Incentive Plan2/

10.5 Purchase and Sale Closing Statement, dated January 7, 2002, between Daniel B. Pattillo and Decatur First Bank.3/

13.1 Decatur First Bank Group, Inc. 2003 Annual Report to Shareholders. Except with respect to those portions specifically incorporated by reference into this Report, the Company's 2003 Annual Report to Shareholders is not deemed to be filed as part of this Report.

22.1      Subsidiaries  of  Decatur  First  Bank  Group,  Inc.  2/

23.1      Consent  of  Porter  Keadle  Moore,  LLP

24.1 Power of Attorney (appears on the signature pages to this Annual Report on 10-KSB).

31.1 Certification by Chief Executive Officer and Principal Financial and Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification by Chief Executive Officer and Principal Financial and Accounting Officer under Section 906 of the Sarbanes-Oxley Act of 2002


---------------
*    Compensatory  plan  or  arrangement.
1/ Incorporated herein by reference to exhibit of same number to the Company's Registration Statement on Form SB-2, Registration No. 333-14355, filed October 18, 1996.
2/ Incorporated herein by reference to exhibit of same number in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.
3/ Incorporated herein by reference to exhibit of same number in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

(b)     Reports on Form 8-K filed in the fourth quarter of 2003:  None.

ITEM 14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

      The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 26, 2004, under the heading, "Independent Public Accountant," at pages 16 through 17.

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



                                  DECATUR FIRST BANK GROUP, INC.




                                  By:    /s/ Judy B. Turner
                                         -------------------------------------
                                         Judy B. Turner
                                         President and Chief
                                         Executive Officer


                                  Date:  March 23, 2004



                                POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears on the signature page to this Report constitutes and appoints Judy B. Turner and Mary Bobbie Bailey, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits hereto, and other documents in connection herewith with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                Title                       Date
------------------------  ------------------------------------  --------------


/s/ John L. Adams, Jr.    Director                              March 23, 2004
------------------------
John L. Adams, Jr.


/s/ Merriell Autrey, Jr.  Director                              March 23, 2004
------------------------
Merriell Autrey, Jr.


/s/ Mary Bobbie Bailey    Director                              March 23, 2004
------------------------
Mary Bobbie Bailey


/s/ James A. Baskett      Director                              March 23, 2004
------------------------
James A. Baskett


/s/ John Walter Drake     Director                              March 23, 2003
------------------------
John Walter Drake

                          Director
------------------------
William F. Floyd

/s/ Robert E. Lanier      Director                              March 23, 2004
------------------------
Robert E. Lanier

/s/ Carol G. Nickola      Director                              March 23, 2004
------------------------
Carol G. Nickola

/s/ Lynn Pasqualetti      Director                              March 23, 2004
------------------------
Lynn Pasqualetti

/s/ Roger K. Quillen      Director                              March 23, 2004
------------------------
Roger K. Quillen

/s/ James T. Smith, III   Director                              March 23, 2004
------------------------
James T. Smith, III

/s/ Kirby A. Thompson     Director                              March 23, 2004
------------------------
Kirby A. Thompson

/s/ Judy B. Turner        Director, President and               March 23, 2004
------------------------
Judy B. Turner            Chief Executive Officer (Principal
                          Executive, Financial and Accounting
                          Officer)

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

3.1       Articles  of  Incorporation.  1/

3.2       Bylaws 1/

4.1 Instruments Defining the Rights of Security Holders. See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

10.3* Employment Agreement, dated as of June 1, 2001 among Decatur First Bank, Decatur First Bank Group, Inc and Judy B. Turner.

10.4*     1998 Stock Incentive Plan 2/

10.5 Purchase and Sale Closing Statement, dated January 7, 2002, between Daniel B. Pattillo and Decatur First Bank. 3/

13.1 Decatur First Bank Group, Inc. 2003 Annual Report to Shareholders. Except with respect to those portions specifically incorporated by reference into this Report, the Company's 2003 Annual Report to Shareholders is not deemed to be filed as part of this Report.

22.1      Subsidiaries  of  Decatur  First  Bank  Group,  Inc.  2/

23.1      Consent  of  Porter  Keadle  Moore,  LLP

24.1 Power of Attorney (appears on the signature pages to this Annual Report on 10-KSB).

31.1 Certification by Chief Executive Officer and Principal Financial and Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification by Chief Executive Officer and Principal Financial and Accounting Officer under Section 906 of the Sarbanes-Oxley Act of 2002


---------------
*    Compensatory  plan  or  arrangement.
1/ Incorporated herein by reference to exhibit of same number to the Company's Registration Statement on Form SB-2, Registration No. 333-14355, filed October 18, 1996.
2/ Incorporated herein by reference to exhibit of same number in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.
3/ Incorporated herein by reference to exhibit of same number in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.