Form 10QSB
period 2004-03-31
DECATUR FIRST BANK GROUP INC
filed 2004-05-14
CIK 1024918

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2004

                                       OR

            [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from         to
                                              -------    -------

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

               Common stock, par value $5 per share 924,657 shares
                         outstanding as of  May 6, 2004

                  Transitional Small Business Disclosure Format
                                   (check one)
                              Yes         No   XX
                                  ----        ----

                         DECATUR FIRST BANK GROUP, INC.

                                      INDEX

                                                                                Page No.
                                                                                --------
PART I    FINANCIAL INFORMATION

  Item 1. Financial Statements

          Consolidated Balance Sheet (unaudited) at March 31, 2004                     3

          Consolidated Statements of Earnings (unaudited) for the Three
             Months Ended March 31, 2004 and 2003                                      4

          Consolidated Statements of Comprehensive Income (unaudited) for the
             Three Months Ended March 31, 2004 and 2003                                5

          Consolidated Statements of Cash Flows (unaudited) for the Three
             Months Ended March 31, 2004 and 2003                                      6

          Notes to Consolidated Financial Statements (unaudited)                       7

  Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                      9

  Item 3. Controls and Procedures                                                     14


PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                                           15

  Item 2. Changes in Securities and Purchases of Equity Securities                    15

  Item 3. Defaults Upon Senior Securities                                             15

  Item 4. Submission of Matters to a Vote of Security Holders                         15

  Item 5. Other Information                                                           15

  Item 6. Exhibits and Reports on Form 8-K                                            15


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

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                         DECATUR FIRST BANK GROUP, INC.

                           Consolidated Balance Sheet

                                 March 31, 2004
                                   (Unaudited)

                                     Assets
                                     ------

Cash and due from banks                                       $  4,073,462
Federal funds sold                                               3,476,000
                                                              -------------

    Cash and cash equivalents                                    7,549,462

Interest-bearing deposits in banks                               1,989,111
Investment securities available-for-sale                        16,135,875
Loans, net                                                      75,281,722
Premises and equipment, net                                      2,436,298
Accrued interest receivable and other assets                     2,608,290
                                                              -------------

                                                              $106,000,758
                                                              =============

                    Liabilities and Stockholders' Equity
                    ------------------------------------

Liabilities:
  Deposits:
    Noninterest-bearing                                       $ 19,827,822
    Interest-bearing                                            66,848,677
                                                              -------------
    Total deposits                                              86,676,499

  FHLB Advances                                                  7,980,000
  Accrued interest payable and other liabilities                   411,442
                                                              -------------

      Total liabilities                                         95,067,941
                                                              -------------

Commitments                                                              -

Stockholders' equity:
    Preferred stock, no par value; 2,000,000 authorized;
      no shares issued and outstanding                                   -
    Common stock, $5 par value; authorized
      10,000,000 shares; 945,190 shares issued                   4,725,950
    Additional paid-in capital                                   4,697,693
    Retained earnings                                            1,611,244
    Treasury stock (20,600 shares), at cost                       (259,950)
    Accumulated other comprehensive income                         157,880
                                                              -------------
      Total stockholders' equity                                10,932,817
                                                              -------------
                                                              $106,000,758
                                                              =============


     See accompanying notes to unaudited consolidated financial statements.

                         DECATUR FIRST BANK GROUP, INC.

                      Consolidated Statements of Earnings

               For the Three Months Ended March 31, 2004 and 2003
                                  (Unaudited)



                                                              2004          2003
                                                         ---------------  ---------
Interest income:
    Interest and fees on loans                           $     1,186,048  1,068,030
    Interest on investment securities:
      Taxable                                                    109,610    127,071
      Nontaxable                                                  40,903     65,071
    Other interest income                                         18,555     19,712
                                                         ---------------  ---------

    Total interest income                                      1,355,116  1,279,884
                                                         ---------------  ---------

Interest expense on deposits                                     290,387    295,515
Interest expense on borrowings                                    89,279    103,945
                                                         ---------------  ---------

    Total interest expense                                       379,666    399,460
                                                         ---------------  ---------

    Net interest income                                          975,450    880,424

Provision for loan losses                                         65,000    125,000
                                                         ---------------  ---------

    Net interest income after provision for loan losses          910,450    755,424
                                                         ---------------  ---------

Other income:
    Service charges on deposit accounts                          121,124     92,581
    Securities gains                                              23,568     49,174
    Other operating income                                        38,208     76,448
                                                         ---------------  ---------

       Total other income                                        182,900    218,203
                                                         ---------------  ---------

Other expense:
    Salaries and other personnel expense                         502,620    366,995
    Net occupancy and equipment expense                           77,567     57,360
    Other operating expense                                      316,144    269,301
                                                         ---------------  ---------

       Total other expense                                       896,331    693,656
                                                         ---------------  ---------

       Earnings before income taxes                              197,019    279,971

Income tax expense                                                53,355     75,728
                                                         ---------------  ---------

        Net earnings                                     $       143,664    204,243
                                                         ===============  =========

        Basic earnings per share                         $           .16        .22
                                                         ===============  =========

        Diluted earnings per share                       $           .15        .22
                                                         ===============  =========



     See accompanying notes to unaudited consolidated financial statements.

                            DECATUR FIRST BANK GROUP, INC.

                     Consolidated Statements of Comprehensive Income

                    For the Three Months Ended March 31, 2004 and 2003
                                       (Unaudited)



                                                                        2004       2003
                                                                      ---------  --------
Net earnings                                                          $143,664   204,243
                                                                      ---------  --------
Other comprehensive income (loss), net of tax:
  Unrealized gains (losses) on investment
    securities available-for-sale:
      Unrealized gains (losses) arising during the period, net
       of tax of $68,162and $17,092, respectively                      111,211   (30,792)
      Realized gains during the period, net of tax of $8,955
       and $17,553, respectively                                       (14,613)  (31,621)
                                                                      ---------  --------

Other comprehensive income (loss)                                       96,598   (62,413)
                                                                      ---------  --------

Comprehensive income                                                  $240,262   141,830
                                                                      =========  ========


     See accompanying notes to unaudited consolidated financial statements.

                              DECATUR FIRST BANK GROUP, INC.

                           Consolidated Statements of Cash Flows

                    For the Three Months Ended March 31, 2004 and 2003
                                        (Unaudited)


                                                                     2004         2003
                                                                 ------------  -----------
Cash flows from operating activities:
    Net earnings                                                 $   143,664      204,243
      Adjustments to reconcile net earnings to
        net cash provided by operating activities:
          Provision for loan losses                                   65,000      125,000
          Depreciation, amortization and accretion                    73,283       80,251
          Provision for stock awards                                   2,261        2,421
          Gain on sale of securities                                 (23,568)     (49,174)
          Increase in cash value of life insurance                   (13,500)           -
          Change in other                                             41,221       22,482
                                                                 ------------  -----------

             Net cash provided by operating activities               288,361      385,223
                                                                 ------------  -----------

Cash flows from investing activities:
     Net change in interest-bearing deposits                        (234,017)     184,999
     Proceeds from maturities and paydowns
       of investment securities available-for-sale                   861,800    1,368,023
     Proceeds from sales of investment securities
       available-for-sale                                          1,082,266    1,948,594
     Purchases of investment securities available-for-sale          (904,312)  (1,968,502)
     Net change in loans                                          (4,335,198)  (3,157,299)
     Purchases of premises and equipment                            (119,034)      (9,515)
                                                                 ------------  -----------

             Net cash used by investing activities                (3,648,495)  (1,633,700)
                                                                 ------------  -----------

Cash flows from financing activities:
     Net change in deposits                                        2,928,507    7,618,156
     Purchase of treasury stock                                            -       (1,450)
                                                                 ------------  -----------

             Net cash provided by financing activities             2,928,507    7,616,706
                                                                 ------------  -----------

Net change in cash and cash equivalents                             (431,627)   6,368,229

Cash and cash equivalents at beginning of the period               7,981,089    5,393,343
                                                                 ------------  -----------

Cash and cash equivalents at end of the period                   $ 7,549,462   11,761,572
                                                                 ============  ===========

Noncash investing activities:
     Change in unrealized gain/loss on securities
        available-for-sale, net of tax                           $    96,598      (62,413)


     See accompanying notes to unaudited consolidated financial statements.

                         DECATUR FIRST BANK GROUP, INC.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


(1)  ORGANIZATION  AND  BASIS  OF  PRESENTATION

     Decatur First Bank Group, Inc. (the Company), a bank holding company, owns 100% of the outstanding common stock of Decatur First Bank (the Bank), which operates primarily in the Decatur, Georgia area. The consolidated financial statements include the accounts of the Company and the Bank. All intercompany accounts and transactions have been eliminated in consolidation.

     The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders on Form 10-KSB. The financial statements as of March 31, 2004 and for the interim periods ended March 31, 2004 and 2003 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2003 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in the Company's 2003 Form 10-KSB.

(2)  CRITICAL  ACCOUNTING  POLICIES  AND  ESTIMATES

     The Company has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. The Company's significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2003 as filed on our annual report on Form 10-KSB.

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

(3)  EARNINGS  PER  SHARE

     Net earnings per common share are based on the weighted average number of common shares outstanding during each period. The calculation of basic and diluted earnings per share is as follows:

                                                                Three Months
                                                               Ended March 31,
                                                           ----------------------
                                                               2004        2003
                                                           ------------  --------
            Basic earnings per share:
            Net earnings                                   $    143,664   204,243
            Weighted average common shares outstanding          924,496   924,242
            Per share amount                               $        .16       .22
                                                           ============  ========

            Diluted earnings per share:
            Net earnings                                   $    143,664   204,243
            Effect of dilutive securities - stock options        39,957    24,837
            Diluted earnings per share                     $        .15       .22
                                                           ============  ========

                         DECATUR FIRST BANK GROUP, INC.

                                   (Unaudited)

(4)  STOCK-BASED COMPENSATION
     -----------------------

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

Item 2.
                         DECATUR FIRST BANK GROUP, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

               For the Three Months Ended March 31, 2004 and 2003

The following is our discussion and analysis of certain significant factors that have affected our financial position and operating results and those of our subsidiary, Decatur First Bank, during the periods included in the accompanying financial statements. This commentary should be read in conjunction with the financial statements and the related notes and the other statistical information included in this report.

This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words "may," "will," "anticipate," "should," "would," "believe," "contemplate," "expect," "estimate," "continue," and "intend," as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

     - significant increases in competitive pressure in the banking and financial services industries;
     - changes in the interest rate environment which could reduce anticipated or actual margins;
     - changes in political conditions or the legislative or regulatory environment;
     - general economic conditions, either nationally or regionally and especially in primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;
     -    changes  occurring  in  business  conditions  and  inflation;
     -    changes  in  technology;
     -    the  level  of  allowance  for  loan  loss;
     -    the  rate  of  delinquencies  and  amounts  of  charge-offs;
     - the rates of loan growth; - adverse changes in asset quality and resulting credit risk-related losses and expenses;
     -    changes  in  monetary  and  tax  policies;
     -    changes  in  the  securities  markets;  and
     - other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS
---------------------

NET INTEREST INCOME
-------------------

For the three months ended March 31, 2004, net interest income totaled $975,450 as compared to $880,424 for the same period in 2003. Interest income from loans, including fees increased $118,018 or 11% to $1,186,048 for the three months ended March 31, 2004 while income from investment securities decreased by $41,629 or 22% to $150,513. Interest expense totaled $379,666 for the three months ended March 31, 2004 compared to $399,460 in 2003. The increase in net interest income is due to the bank having a higher percentage of its earning assets in loans and a lesser percentage of its earning assets in investment securities resulting in an overall increase in net interest income. The net interest margin realized on earning assets and the interest rate spread were 4.09% and 3.58%, respectively, for the three months ended March 31, 2004. For the three months ended March 31, 2003, the net interest margin was 4.01% and the interest rate spread was 3.51%.

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

                         DECATUR FIRST BANK GROUP, INC.

ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF  OPERATIONS  --  continued
--------------

INTEREST  RATE  SENSITIVITY  AND  ASSET  LIABILITY  MANAGEMENT,  CONTINUED
--------------------------------------------------------------------------
interest rates than by inflation. Interest rates generally increase as the rate of inflation increases, but the magnitude of the change in rates may not be the same.

Net interest income is the primary component of net income for financial institutions. Net interest income is affected by the timing and magnitude of repricing of as well as the mix of interest sensitive and noninterest sensitive assets and liabilities. "Gap" is a static measurement of the difference between the contractual maturities or repricing dates of interest sensitive assets and interest sensitive liabilities within the following twelve months. Gap is an attempt to predict the behavior of the bank's net interest income in general terms during periods of movement in interest rates. In general, if the bank is asset sensitive, more of its interest sensitive assets are expected to reprice within twelve months than its interest sensitive liabilities over the same period. In a rising interest rate environment, assets repricing more quickly is expected to enhance net interest income. Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since assets would theoretically be repricing at lower interest rates more quickly than interest sensitive liabilities. Although it can be used as a general predictor, Gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will reprice immediately and fully at the contractually designated time. At March 31, 2004, the bank, as measured by Gap, is in an asset sensitive position. Management has several tools available to it to evaluate and affect interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities. For more information on asset-liability management, see the annual report of Form 10-KSB filed with the Securities and Exchange Commission.

PROVISION AND ALLOWANCE FOR LOAN LOSSES
---------------------------------------

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for possible loan losses at an adequate level. The provision charged to expense was $65,000 for the three months ended March 31, 2004 as compared to $125,000 for the three months ended March 31, 2003. The decrease in the provision was due to a decrease in loan volume throughout the first quarter of 2004 as compared to the first quarter of 2003. The allowance for loan losses was 1.28% of gross loans at March 31, 2004. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We anticipate maintaining an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and our capital.

NONINTEREST INCOME
------------------

Noninterest income for the three months ended March 31, 2004 totaled $182,900 as compared to $218,203 for the three months ended March 31, 2003. The decrease in noninterest income is due to a decrease in income earned from mortgage origination and a decrease in the gain on sale of investment securities available-for-sale, partially offset by an increase in service charges on deposit accounts, during the quarter ended March 31, 2004 as compared to the same period in 2003.

NONINTEREST EXPENSE
-------------------

Total noninterest expense for the three months ended March 31, 2004 was $896,331 as compared to $693,656 for the same period in 2003. Salaries and benefits, the largest component of noninterest expense, totaled $502,620 for the three months ended March 31, 2004, compared to $366,995 for the same period a year ago. These increases were due to the addition of staff to operate the loan production office ("LPO") in Greene County, Georgia which opened in the third quarter of 2003 as well as normal salary increases for existing bank staff. Other operating expenses were $316,144 for the three months ended March 31, 2004 as compared to $269,301 for the three months ended March 31, 2003. These increases in noninterest expenses are due to the continued growth of the bank as well as expenses associated with the Greene County LPO.

                         DECATUR FIRST BANK GROUP, INC.

ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF  OPERATIONS  --  continued
--------------

INCOME TAXES
------------
Income tax expense for the three months ended March 31, 2004 was $53,355 as compared to $75,728 for the same period in 2003. The effective tax rate was approximately 27% during 2004 and 27% during 2003. The bank has been able to keep its tax rate consistent at 27% due to the effect of income earned on tax exempt investment securities.


NET EARNINGS
------------
The combination of the above factors resulted in net earnings of $143,664 for the three months ended March 31, 2004 compared to net earnings for the three months ended March 31, 2003 of $204,243. Basic earnings per share was $.16 for the three months ended March 31, 2004 compared to basic earnings per share of $.22 for the same period in 2003. The decrease in earnings during the first quarter of 2004 as compared to the same period in 2003 is primarly due to the effects of the new LPO as well as the decrease in mortgage origination income and securities gains.

ASSETS AND LIABILITIES
----------------------
During the first three months of 2004, total assets increased $3,215,349, or 3%, when compared to December 31, 2003. The primary sources of growth in assets were loans, which increased $4,270,198, or 6%, during the first three months of 2004. Investment securities available-for-sale decreased $882,666 from December 31, 2003 to $16,135,875 at March 31, 2004. Total deposits increased $2,928,507, or
3%,  from  the  December  31,  2003  amount  of  $83,747,992.

INVESTMENT SECURITIES
---------------------
Investment securities available-for-sale decreased $882,666 from $17,018,541 at December 31, 2003 to $16,135,875 at March 31, 2004. This decrease was the result of funds being invested in loans. All of the Bank's marketable investment securities were designated as available-for-sale at March 31, 2004.

PREMISES AND EQUIPMENT
----------------------
Premises and equipment, net of depreciation, totaled $2,436,298 at March 31, 2004. The increase of $68,034 from the December 31, 2003 amount of $2,368,264 was due to the addition of fixed assets to support the LPO and other scheduled purchases.

LOANS
-----
Gross loans totaled $76,256,787 at March 31, 2004, an increase of $4,346,112 or 6% since December 31, 2003. The largest increase in loans was in Real estate - mortgage, which increased $2,715,491 or 6% to $49,119,562 at March 31, 2004. Balances within the major loans receivable categories as of March 31, 2004 and December 31, 2003 are as follows:

                                                  March 31, 2004   December 31, 2003
                                                  ---------------  ------------------
          Commercial, financial and agricultural  $    10,835,167  $       10,957,599
          Real estate - construction                   13,357,811          11,905,865
          Real estate - mortgage                       49,119,562          46,404,071
          Consumer                                      2,944,247           2,643,140
                                                  ---------------  ------------------
                                                       76,256,787          71,910,675
          Less:  Allowance for loan losses                975,065             899,151
                                                  ---------------  ------------------
                                                  $    75,281,722  $       71,011,524
                                                  ===============  ==================

                         DECATUR FIRST BANK GROUP, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF  OPERATIONS  -  continued
--------------

ALLOWANCE FOR LOAN LOSSES
-------------------------

Activity in the Allowance for Loan Losses is as follows:

                                                                 March 31,
                                                       ------------------------------
                                                            2004            2003
                                                       --------------  --------------
Balance, January 1,                                    $     899,151   $     812,507
Provision for loan losses for the period                      65,000         125,000
Net loans (charged off) recovered for the period              10,914          (4,466)
                                                       --------------  --------------
Balance, end of period                                 $     975,065   $     933,041
                                                       ==============  ==============
Gross loans outstanding, end of period                 $  76,256,787   $  66,360,786
                                                       ==============  ==============
Allowance for loan losses to gross loans outstanding            1.28%           1.41%
                                                       ==============  ==============


DEPOSITS
--------

At March 31, 2004, total deposits increased by $2,928,507 or 3% from December 31, 2003. Noninterest-bearing demand deposits decreased $260,972 or 1% and interest-bearing deposits increased $3,189,479 or 5%.

Balances within the major deposit categories as of March 31, 2004 and December 31, 2003 as follows:

                                                 March 31, 2004   December 31, 2003
                                                 ---------------  ------------------
      Noninterest-bearing demand deposits        $    19,827,822  $       20,088,794
      Interest-bearing demand deposits                23,733,708          25,941,961
      Savings deposits                                 3,026,141           2,962,890
      Certificates of deposit $100,000 and over       17,629,971          14,538,706
      Other time deposits                             22,458,857          20,215,641
                                                 ---------------  ------------------
                                                 $    86,676,499  $       83,747,992
                                                 ===============  ==================


LIQUIDITY
---------

Our liquidity needs include the funding of loans and purchases of operating assets. Liquidity needs are met by us through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts.

We are a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments consist of commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Standby letters of credit are written commitments issued by the Bank to guarantee the performance of a customer to a third party. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. A commitment involves, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. Our exposure to credit loss in the event of non-performance by the other party to the instrument is represented by the contractual notional amount of the instrument.

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

                         DECATUR FIRST BANK GROUP, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS  -  continued
-------------

The following table summarizes our off-balance-sheet financial instruments whose contract amounts represent credit risk as of March 31, 2004:

          Commitments to extend credit     $     17,863,000
          Standby letters of credit        $        288,000

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

CAPITAL  RESOURCES
------------------

Total shareholders' equity increased from $10,690,294 at December 31, 2003 to $10,932,817 at March 31, 2004. This increase was attributable to net earnings for the period complemented by a increase in accumulated other comprehensive income.

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

Banks and bank holding companies are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 3.0%.

The following table summarizes our consolidated capital ratios at March 31, 2004:

           Tier 1 capital (to risk-weighted assets)     13.54%
           Total capital (to risk-weighted assets)      12.41%
           Tier 1 capital (to total average assets)     10.53%

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

ITEM 3.  CONTROLS AND PROCEDURES
--------------------------------

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Principal Financial and Accounting Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting her to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no changes in the Company's internal controls over financial reporting during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II.  OTHER INFORMATION

                         DECATUR FIRST BANK GROUP, INC.



Item 1.   Legal Proceedings
          ------------------
          None

Item 2.   Changes in Securities and Purchases of Equity Securities
          --------------------------------------------------------
          None

Item 3.   Defaults  Upon  Senior  Securities
          ----------------------------------
          None

Item 4.   Submission  of  Matters  to  a  Vote  of  Security  Holders
          -----------------------------------------------------------
          (a)  The 2004 Annual Meeting of Shareholders was held on April 26,
               2004.

          (b)  Election  of  Directors

               The following directors will serve until the 2005 Annual Meeting of Shareholders: John L. Adams, Jr., Mary Bobbie Bailey, Lynn Pasqualetti and Kirby A. Thompson. The following directors will serve until the 2006 Annual Meeting of Shareholders: Merriell Autrey, Jr., John Walter Drake, William F. Floyd, Robert E. Lanier and Roger K Quillen.

               The following are the results of the votes cast by shareholders present at the 2004 Annual Meeting of Shareholders, by proxy or in person, for the proposal to elect the following directors to serve until the 2007 Annual Meeting of Shareholders:

                                                    For     Against
                                                    ---     -------

                    James A. Baskett              669,110     2,250
                    Carol G. Nickola              669,110         -
                    James T. Smith, III           669,010     2,350
                    Judy B. Turner                666,460     4,900

Item 5.   Other Information
          -----------------
          None

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

     (a)  Exhibits:

          31 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          32 Certification of the Chief Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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


                           Date:  May 14, 2004