Form 10QSB
period 2004-06-30
DECATUR FIRST BANK GROUP INC
filed 2004-08-13
CIK 1024918

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2004

                                       OR

              [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition Period from to

                         Commision file number 000-24139

                         Decatur First Bank Group, Inc.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

         Georgia                                         58-2254289
   ------------------------                 ------------------------------------
   (State of Incorporation)                 (I.R.S. Employer Identification No.)

   1120 Commerce Drive
   Decatur, Georgia                                        30030
   ----------------------------------------     ------------------------------
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

                                  YES  XX   NO
                                      ----

             Common stock, par value $5 per share:   924,925 shares
                        outstanding as of August 2, 2004

                  Transitional Small Business Disclosure Format
                                   (check one)

                              Yes          No  XX
                                  ----        ----

                                 DECATUR FIRST BANK GROUP, INC.

                                             INDEX

                                                                                       Page No.
                                                                                       --------
PART I       FINANCIAL INFORMATION

    Item 1.  Financial Statements

             Consolidated Balance Sheet (unaudited) at June 30, 2004                          3

             Consolidated Statements of Earnings (unaudited) for the Three Months
               and the Six Months Ended June 30, 2004 and 2003                                4

             Consolidated Statements of Comprehensive Income (unaudited) for the Six
               Months Ended June 30, 2004 and 2003                                            5

             Consolidated Statements of Cash Flows (unaudited) for the Six Months
               Ended June 30, 2004 and 2003                                                   6

             Notes to Consolidated Financial Statements (unaudited)                           7

    Item 2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                          9

    Item 3.  Controls and Procedures                                                         14


PART II.     OTHER INFORMATION

    Item 1.  Legal Proceedings                                                               15

    Item 2.  Changes in Securities and Purchases of Equity Securities                        15

    Item 3.  Defaults Upon Senior Securities                                                 15

    Item 4.  Submission of Matters to a Vote of Security Holders                             15

    Item 5.  Other Information                                                               15

    Item 6.  Exhibits and Reports on Form 8-K                                                15



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

                         PART I.  FINANCIAL INFORMATION

Item  1.  Financial  Statements

                         DECATUR FIRST BANK GROUP, INC.

                           Consolidated Balance Sheet

                                  June 30, 2004
                                   (Unaudited)

                         Assets
                         ------

Cash and due from banks                               $  8,076,837
Federal funds sold                                           2,000
                                                      -------------

                    Cash and cash equivalents            8,078,837
                                                      -------------

Interest bearing deposits in banks                       2,513,384
Investment securities available-for-sale                16,164,326
Loans, net                                              85,938,235
Premises and equipment, net                              2,666,652
Accrued interest receivable and other assets             2,775,121
                                                      -------------

                                                      $118,136,555
                                                      =============

      Liabilities and Stockholders' Equity
      ------------------------------------

Liabilities:
     Deposits:
          Noninterest-bearing                         $ 20,355,390
          Interest-bearing                              76,195,590
                                                      -------------

          Total deposits                                96,550,980

     FHLB Advances                                       7,980,000
     Federal Funds Purchased                             2,565,000
     Accrued interest payable and other liabilities        339,783
                                                      -------------

          Total liabilities                            107,435,763
                                                      -------------

Stockholders' equity:
     Preferred stock, no par value; authorized
          2,000,000 shares; no issued shares                     -
     Common stock, $5 par value; authorized
          10,000,000 shares; 945,525 shares issued       4,727,625
     Additional paid-in capital                          4,701,714
     Retained earnings                                   1,764,056
     Accumulated other comprehensive income (loss)        (232,653)
     Treasury stock (20,600 shares), at cost              (259,950)
                                                      -------------

          Total stockholders' equity                    10,700,792
                                                      -------------

                                                      $118,136,555
                                                      =============

See accompanying notes to unaudited consolidated financial statements.

                               DECATUR FIRST BANK GROUP, INC.

                            Consolidated Statements of Earnings

            For the Three Months and the Six Months Ended June 30, 2004 and 2003
                                        (Unaudited)


                                                   Three Months           Six Months
                                                  Ended June 30,        Ended June 30,
                                           --------------------------  --------------------

                                                2004          2003       2004       2003
                                           ---------------  ---------  ---------  ---------
Interest income:
     Interest and fees on loans            $     1,286,954  1,109,561  2,473,002  2,177,591
     Interest on investment securities             151,723    178,267    302,236    370,409
     Other interest income                          21,365     21,804     39,920     41,516
                                           ---------------  ---------  ---------  ---------

     Total interest income                       1,460,042  1,309,632  2,815,158  2,589,516
                                           ---------------  ---------  ---------  ---------

Interest expense on deposits                       333,983    307,227    624,370    602,742
Interest expense on borrowings                      89,647    104,807    178,926    208,752
                                           ---------------  ---------  ---------  ---------

     Total interest expense                        423,630    412,034    803,296    811,494
                                           ---------------  ---------  ---------  ---------

     Net interest income                         1,036,412    897,598  2,011,862  1,778,022
                                           ---------------  ---------  ---------  ---------

Provision for loan losses                           90,000     45,000    155,000    170,000
                                           ---------------  ---------  ---------  ---------

     Net interest income after provision
       for loan losses                             946,412    852,598  1,856,862  1,608,022
                                           ---------------  ---------  ---------  ---------

Other income:
     Service charges on deposit accounts           120,170     95,108    241,294    187,689
     Securities gains                                  801     53,285     24,369    102,459
     Other operating income                         55,475     80,940     93,683    157,388
                                           ---------------  ---------  ---------  ---------

          Total other income                       176,446    229,333    359,346    447,536
                                           ---------------  ---------  ---------  ---------

Other expense:
     Salaries and other personnel expense          490,903    404,667    993,523    771,662
     Net occupancy and equipment expense            83,504     73,034    161,071    130,394
     Other operating expense                       336,472    367,689    652,616    636,990
                                           ---------------  ---------  ---------  ---------

          Total other expense                      910,879    845,390  1,807,210  1,539,046
                                           ---------------  ---------  ---------  ---------

          Earnings before income taxes             211,979    236,541    408,998    516,512

Income tax expense                                  59,167     56,076    112,522    131,804
                                           ---------------  ---------  ---------  ---------

          Net earnings                     $       152,812    180,465    296,476    384,708
                                           ===============  =========  =========  =========

Earnings per common share:
     Basic earnings per share              $           .17        .20        .32        .42
                                           ===============  =========  =========  =========
     Diluted earnings per share            $           .16        .19        .31        .41
                                           ===============  =========  =========  =========

See accompanying notes to unaudited consolidated financial statements.

                                       DECATUR FIRST BANK GROUP, INC.

                              Consolidated Statements of Comprehensive Income

                              For the Six Months Ended June 30, 2004 and 2003


                                                                                         2004        2003
                                                                                     ------------  --------

Net earnings                                                                         $   296,476   384,708
                                                                                     ------------  --------
Other comprehensive income (loss), net of tax:
     Unrealized gains (losses) on investment securities available-for-sale arising
       during the period, net of taxes of $170,893 and $69,921, respectively            (278,826)  114,082
     Realized gains on sales of investment securities available-for-sale,
       net of income tax expense of $9,260 and $38,934, respectively                     (15,109)  (63,525)
                                                                                     ------------  --------

Other comprehensive income (loss)                                                       (293,935)   50,557
                                                                                     ------------  --------

Comprehensive income                                                                 $     2,541   435,265
                                                                                     ============  ========

See accompanying notes to unaudited consolidated financial statements.

                                       DECATUR FIRST BANK GROUP, INC.

                                    Consolidated Statements of Cash Flows

                               For the Six Months Ended June 30, 2004 and 2003
                                                 (Unaudited)


                                                                                      2004          2003
                                                                                  -------------  -----------

Cash flows from operating activities:
     Net earnings                                                                 $    296,476      384,708
          Adjustments to reconcile net earnings to net
            cash provided by operating activities:
               Provision for loan losses                                               155,000      170,000
               Depreciation, amortization and accretion                                139,093      186,670
               Gain on sale of securities                                              (24,369)    (102,459)
               Provision for stock awards                                                7,957        3,423
               Increase in cash value of life insurance                                (27,000)     (33,780)
               Change in other                                                          55,589     (136,468)
                                                                                  -------------  -----------

                         Net cash provided by operating activities                     602,746      472,094
                                                                                  -------------  -----------

Cash flows from investing activities:
     Net change in interest-bearing deposits in banks                                 (758,290)     844,180
     Proceeds from maturities and paydowns
        of investment securities available-for-sale                                  2,585,895    3,216,749
     Proceeds from sales of investment securities available-for-sale                 2,314,142    6,351,478
     Purchases of investment securities available-for-sale                          (4,532,634)  (9,982,279)
     Net change in loans                                                           (15,081,711)  (4,430,095)
     Purchases of premises and equipment                                              (400,388)     (57,750)
                                                                                  -------------  -----------

                         Net cash used by investing activities                     (15,872,986)  (4,057,717)
                                                                                  -------------  -----------

Cash flows from financing activities:
     Net change in deposits                                                         12,802,988    5,157,219
     Increase in Federal Funds Purchased                                             2,565,000            -
     Purchase of treasury stock                                                              -       (1,450)
                                                                                  -------------  -----------

                         Net cash provided by financing activities                  15,367,988    5,155,769
                                                                                  -------------  -----------

Net change in cash and cash equivalents                                                 97,748    1,570,146

Cash and cash equivalents at beginning of the period                                 7,981,089    5,393,343
                                                                                  -------------  -----------

Cash and cash equivalents at end of period                                        $  8,078,837    6,963,489
                                                                                  =============  ===========

Noncash investing activities:
     Change in unrealized gain/loss on securities available-for-sale, net of tax  $   (293,935)      50,557

See accompanying notes to unaudited consolidated financial statements.

                         DECATUR FIRST BANK GROUP, INC
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

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

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders on Form 10-KSB. The financial statements as of June 30, 2004 and for the interim periods ended June 30, 2004 and 2003 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2003 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in the Company's 2003 Form 10-KSB.

(2)  CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. The Company's significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2003 as filed in its annual report on Form 10-KSB.

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

(3)  EARNINGS PER SHARE

Net earnings per common share are based on the weighted average number of common shares outstanding during each period. The calculation of basic and diluted earnings per share is as follows:

                                                     Three Months      Six Months
                                                    Ended June 30     Ended June 30
                                               ---------------------  ----------------

                                                   2004        2003     2004     2003
                                               ------------  -------  -------  -------

Basic earnings per share:
Net earnings                                   $    152,812  180,465  296,476  384,708
Weighted average common shares outstanding          924,633  924,288  924,565  924,307
Per share amount                               $        .17      .20      .32      .42
                                               ============  =======  =======  =======

Diluted earnings per share:
Net earnings                                   $    152,812  180,465  296,476  384,708
Effect of dilutive securities - stock options        39,957   24,837   39,957   24,837
Diluted earnings per share                     $        .16      .19      .31      .41
                                               ============  =======  =======  =======

(4)  STOCK BASED COMPENSATION

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

            For the Three and Six Months Ended June 30, 2004 and 2003

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

RESULTS OF OPERATIONS
---------------------

NET INTEREST INCOME
-------------------

For the six months ended June 30, 2004, net interest income totaled $2,011,862 as compared to $1,778,022 for the same period in 2003. Interest income from loans, including fees, increased $295,411 or 13% to $2,473,002 for the six months ended June 30, 2004 while income from investment securities decreased by $68,173 or 18% to $302,236. Interest expense totaled $803,296 for the six months ended June 30, 2004 compared to $811,494 in 2003. The increase in net interest income is due to the Bank having a higher percentage of its earning assets in loans and a lesser percentage of its earning assets in investment securities and an overall increase in average earning assets. The net interest margin realized on earning assets and the interest rate spread were 4.01% and 3.51%, respectively, for the six months ended June 30, 2004. For the six months ended June 30, 2003, the net interest margin was 3.91% and the interest rate spread was 3.41%.

For the quarter ended June 30, 2004, interest income totaled $1,460,042 as compared to $1,309,632 for the same period in 2003. Interest expense totaled $423,630 for the quarter ended June 30, 2004 compared to $412,034 for the same period in 2003. The increase in net interest income is due to the Bank having a higher percentage of its earning assets in loans and a lesser percentage of its earning assets in investment in 2004.

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

PROVISION AND ALLOWANCE FOR LOAN LOSSES
---------------------------------------

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for possible loan losses at an adequate level. The provision charged to expense was $155,000 for the six months ended June 30, 2004 as compared to $170,000 for the six months ended June 30, 2003. The provision for the quarter ended June 30, 2004 was $90,000 compared to $45,000 for the same period in 2003. The changes in the provision have been a result of management's efforts to increase the allowance to match the growth in the loan portfolio. The allowance for loan losses was 1.23% of gross loans at June 30, 2004. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We anticipate maintaining an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease in our net income and, possibly, our capital.

NONINTEREST  INCOME
-------------------

Noninterest income for the six months ended June 30, 2004 totaled $359,346 as compared to $447,536 for the six months ended June 30, 2003. The decrease in noninterest income was due to a decrease in income earned from mortgage origination of approximately $65,000 and a decrease in the gain on sale of investment securities available-for-sale of approximately $78,000 partially offset by an increase in service charges on deposit accounts of approximately $53,000 during the six months ended June 30, 2004 as compared to the same period in 2003.

Noninterest income for the quarter ended June 30, 2004 totaled $176,446 as compared to $229,333 for the quarter ended June 30, 2003. The decrease in noninterest income was due to a decrease in the income earned from mortgage origination of approximately $23,000 and a decrease in the gain recognized on the sale of investment securities available-for-sale of approximately $52,0000 partially offset by an increase in service charges on deposit accounts of approximately $25,000 during the quarter ended June 30, 2004.

                         DECATUR FIRST BANK GROUP, INC.

ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF  OPERATIONS  -  continued
--------------

NONINTEREST EXPENSE
-------------------

Total noninterest expense for the six months ended June 30, 2004 was $1,807,210 as compared to $1,539,046 for the same period in 2003. Total noninterest expense for the three months ended June 30, 2004 was $910,879 as compared to $845,390 for the same period in 2003. Salaries and benefits, the largest component of noninterest expense, totaled $993,523 for the six months ended June 30, 2004, compared to $771,662 for the same period a year ago and totaled $490,903 for the quarter ended June 30, 2004, compared to $404,667 for the same period in 2003. These increases were due to the addition of staff to operate the loan production office ("LPO") in Greene County, Georgia which opened in the third quarter of 2003 as well as normal salary increases for existing bank staff. Other operating expenses were $652,616 for the six months ended June 30, 2004 as compared to $636,990 for the six months ended June 30, 2003. These increases in noninterest expenses are due to the continued growth of the Bank as well as expenses associated with the Greene County LPO.

INCOME TAXES
------------

Income tax expense for the six and three months ended June 30, 2004 was $112,522 and $59,167, respectively. Income tax expense for the six and three months ended June 30, 2003 was $131,804 and $56,076, respectively. The effective tax rate for the six and three months ended June 30, 2004 was approximately 27% and 28%, respectively and for the six and three months ended June 30, 2003 were 25% and 24%, respectively. The bank has been able to keep its tax rate consistent due to the effect of income earned on tax exempt investment securities.

NET EARNINGS
------------

The combination of the above factors resulted in net earnings of $296,476 for the six months ended June 30, 2004 compared to net earnings for the six months ended June 30, 2003 of $384,708. Net earnings for the quarters ended June 30, 2004 and 2003 were $152,812 and $180,465, respectively. Basic earnings per share were $.32 for the six months ended June 30, 2004 compared to basic earnings per share of $.42 for the same period in 2003. Basic earnings per share were $.17 for the quarter ended June 30, 2004 compared to basic earnings per share of $.20 for the quarter ended June 30, 2003.

ASSETS AND LIABILITIES
----------------------

During the first six months of 2004, total assets increased $15,351,146 or 15%, when compared to December 31, 2003. The primary source of growth in assets was net loans, which increased $14,926,711 or 21%, during the first six months of 2004. Investment securities available-for-sale decrease $854,215 from December 31, 2003 to $16,164,326 at June 30, 2004. Total deposits increased $12,802,988 or  15%,  from  the  December  31,  2003  amount  of  $83,747,992.

INVESTMENT SECURITIES
---------------------

Investment securities available-for-sale decreased $854,215 from $17,018,541 at December 31, 2003 to $16,164,326 at June 30, 2004. The decrease is due to the Bank having a higher percentage of its earning assets in loans. All of the Bank's marketable investment securities were designated as available-for-sale at June 30, 2004.

PREMISES AND EQUIPMENT
----------------------

Premises and equipment, net of depreciation, totaled $2,666,652 at June 30, 2004. The increase of $298,388 from the December 31, 2003 amount of $2,368,264 was due to the purchase of fixed assets to support the Bank's branching efforts offset by normal depreciation of the Bank's premises and equipment.

                         DECATUR FIRST BANK GROUP, INC.

ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF  OPERATIONS  --  continued
--------------

LOANS
-----

Gross loans totaled $87,012,606 at June 30, 2004, an increase of $15,101,931 or 21% since December 31, 2003. The largest increase in loans was in real estate mortgage, which increased $7,574,305 or 16% to $53,978,376 at June 30, 2004.
Balances within the major loans receivable categories as of June 30, 2004 and December 31, 2003 are as follows:

                                             June 30, 2004   December 31, 2003
                                             --------------  -----------------
     Commercial, financial and agricultural  $   10,693,238         10,957,599
     Real estate - construction                  17,507,113         11,905,865
     Real estate - mortgage                      53,978,376         46,404,071
     Consumer                                     4,833,879          2,643,140
                                             --------------  -----------------

                                             $   87,012,606         71,910,675
                                             ==============  =================


ALLOWANCE FOR LOAN LOSSES
-------------------------

Activity in the Allowance for Loan Losses is as follows:

                                                                June 30,
                                                           2004          2003
                                                       -------------  -----------

 Balance, January 1,                                   $    899,151      812,507

 Provision for loan losses for the period                   155,000      170,000

 Net loans (charged off) recovered for the period            20,220      (93,618)
                                                       -------------  -----------

 Balance, end of period                                $  1,074,371      888,889
                                                       =============  ===========

 Gross loans outstanding, end of period                $ 87,012,606   67,544,430
                                                       =============  ===========

 Allowance for loan losses to gross loans outstanding          1.23%        1.32%
                                                       =============  ===========

DEPOSITS
--------

At June 30, 2004 total deposits increased by $12,802,988 or 15% from December 31, 2003. Noninterest-bearing demand deposits increased $266,596 or 1% and interest-bearing deposits increased $12,536,392 or 20%. Balances within the major deposit categories as of June 30, 2004 and December 31, 2003 are as follows:

                                           June 30, 2004   December 31, 2003
                                           --------------  -----------------
Noninterest-bearing demand deposits        $   20,355,390         20,088,794
Interest-bearing demand deposits               25,559,405         25,941,961
Savings deposits                                2,212,953          2,962,890
Certificates of deposit $100,000 and over      19,255,071         14,538,706
Other time deposits                            29,168,161         20,215,641
                                           --------------  -----------------

                                           $   96,550,980         83,747,992
                                           ==============  =================

                         DECATUR FIRST BANK GROUP, INC.

ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF  OPERATIONS  -  continued
--------------

LIQUIDITY
---------

The Company's liquidity needs include the funding of loans and purchases of operating assets. Liquidity needs are met by us through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-total borrowed funds ratio, which was 81.25% at June 30, 2004 and 78.40% at December 31, 2003.

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

The following table summarizes the Company's off-balance-sheet financial instruments whose contract amounts represent credit risk as of June 30, 2004:


      Commitments to extend credit            $     22,237,000
      Standby letters of credit               $        288,000


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

CAPITAL RESOURCES
-----------------

Total shareholders' equity increased from $10,690,294 at December 31, 2003 to $10,700,792 at June 30, 2004. This increase was attributable to net earnings for the period offset by a decrease in accumulated other comprehensive income.

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

                         DECATUR FIRST BANK GROUP, INC.

ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF  OPERATIONS--  continued
--------------

CAPITAL RESOURCES, CONTINUED
----------------------------

The following table summarizes our consolidated risk-based capital ratios at June 30, 2004:

   Tier 1 capital (to risk-weighted assets)                           11.06%
   Total capital (to risk-weighted assets)                            12.18%
   Tier 1 capital (to total average assets)                            9.45%


REGULATORY MATTERS
------------------

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

ITEM 3. CONTROLS AND PROCEDURES
-------------------------------

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Principal Financial and Accounting Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no changes in the Company's internal controls over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II.  OTHER INFORMATION

                         DECATUR FIRST BANK GROUP, INC.



ITEM  1.   LEGAL  PROCEEDINGS
           ------------------
           None

ITEM  2.   CHANGES  IN  SECURITIES  AND  PURCHASES  OF  EQUITY  SECURITIES
           ---------------------------------------------------------------
           None

ITEM  3.   DEFAULTS  UPON  SENIOR  SECURITIES
           ----------------------------------
           None

ITEM  4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
           -----------------------------------------------------------
           None

ITEM  5.   OTHER  INFORMATION
           ------------------
           None

ITEM  6.   EXHIBITS  AND  REPORTS  ON  FORM  8-K
           -------------------------------------

     (a)   Exhibits

          31 Certification Pursuant to Rule 13a - 14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          32 Certification of the Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)   Reports  on  Form  8-K
           None

                         DECATUR FIRST BANK GROUP, INC.

                                   SIGNATURES



     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              DECATUR FIRST BANK GROUP, INC.



                              By:  /S/ JUDY B. TURNER
                                   --------------------------
                                   Judy B. Turner
                                   President, Chief Executive Officer and
                                     Principal Financial and Accounting Officer


                              Date:  August 11, 2004