Form 10QSB
period 2004-09-30
DECATUR FIRST BANK GROUP INC
filed 2004-11-12
CIK 1024918

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2004

                                       OR

              [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Transition Period from ______to ______

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

                                  YES  XX  NO
                                      ---

              Common stock, par value $5 per share:  924,992 shares
                       outstanding as of November 10, 2004

                  Transitional Small Business Disclosure Format
                                   (check one)
                              Yes ____     No  XX
                                               ---

                                DECATUR FIRST BANK GROUP, INC.

                                            INDEX

                                                                                         Page No.
                                                                                         --------

PART I        FINANCIAL INFORMATION
    Item 1.   Financial Statements

              Consolidated Balance Sheet (unaudited) at September 30, 2004                      3

              Consolidated Statements of Earnings (unaudited) for the Three Months
                and the Nine Months Ended September 30, 2004 and 2003                           4

              Consolidated Statements of Comprehensive Income (unaudited) for the Nine
                Months Ended September 30, 2004 and 2003                                        5

              Consolidated Statements of Cash Flows (unaudited) for the Nine Months
                Ended September 30, 2004 and 2003                                               6

              Notes to Consolidated Financial Statements (unaudited)                            7

    Item 2.   Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                           9

    Item 3.   Controls and Procedures                                                          14

PART II.      OTHER INFORMATION

    Item 1.   Legal Proceedings                                                                15

    Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds                      15

    Item 3.   Defaults Upon Senior Securities                                                  15

    Item 4.   Submission of Matters to a Vote of Security Holders                              15

    Item 5.   Other Information                                                                15

    Item 6.   Exhibits                                                                         15



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

                         PART I.  FINANCIAL INFORMATION

Item  1.  Financial  Statements

                         DECATUR FIRST BANK GROUP, INC.

                           Consolidated Balance Sheet

                               September 30, 2004
                                   (Unaudited)

                                     Assets
                                     ------

Cash and due from banks                                $ 3,133,202
Federal funds sold                                       3,749,000
                                                     --------------

    Cash and cash equivalents                            6,882,202

Interest-bearing deposits in banks                       2,816,608
Investment securities available-for-sale                16,437,232
Loans, net                                              93,856,763
Premises and equipment, net                              3,384,204
Accrued interest receivable and other assets             2,806,035
                                                     --------------

                                                     $ 126,183,044
                                                     ==============

                  Liabilities and Stockholders' Equity
                  ------------------------------------

Liabilities:
    Deposits:
      Noninterest-bearing                            $  18,581,529
      Interest-bearing                                  88,138,336
                                                     --------------

      Total deposits                                   106,719,865

    FHLB Advances                                        7,980,000
    Accrued interest payable and other liabilities         453,486
                                                     --------------

      Total liabilities                                115,153,351
                                                     --------------

Commitments

Stockholders' equity
    Preferred stock, no par value; authorized
      2,000,000 shares; no issued shares                         -
    Common stock, $5 par value; authorized
      10,000,000 shares; issued  945,592 shares          4,727,960
    Additional paid-in capital                           4,702,518
    Retained earnings                                    1,882,177
    Accumulated other comprehensive income (loss)          (23,012)
    Treasury stock (20,600 shares), at cost               (259,950)
                                                     --------------

      Total stockholders' equity                        11,029,693
                                                     --------------

                                                     $ 126,183,044
                                                     ==============


See accompanying notes to unaudited consolidated financial statements.

                                          DECATUR FIRST BANK GROUP, INC.

                                        Consolidated Statements of Earnings

                    For the Three Months and the Nine Months Ended September 30, 2004 and 2003
                                                    (Unaudited)

                                                    Three Months Ended                  Nine Months Ended
                                                       September 30,                       September 30,
                                            ----------------------------------------------------------------------
                                                  2004              2003              2004              2003
                                            ----------------  ----------------  ----------------  ----------------
Interest income:
    Interest and fees on loans              $     1,380,454          1,093,842         3,853,456         3,271,433
    Interest on investment securities               144,868            169,194           447,104           539,603
    Other interest income                            35,061             24,162            74,981            65,678
                                            ----------------  ----------------  ----------------  ----------------

      Total interest income                       1,560,383          1,287,198         4,375,541         3,876,714
                                            ----------------  ----------------  ----------------  ----------------

Interest expense on deposits                        443,141            300,407         1,067,511           903,149
Interest expense on borrowings                       91,240            101,222           270,166           309,974
                                            ----------------  ----------------  ----------------  ----------------

      Total interest expense                        534,381            401,629         1,337,677         1,213,123
                                            ----------------  ----------------  ----------------  ----------------

      Net interest income                         1,026,002            885,569         3,037,864         2,663,591

Provision for loan losses                            90,000                  -           245,000           170,000
                                            ----------------  ----------------  ----------------  ----------------

      Net interest income after provision
        for loan losses                             936,002            885,569         2,792,864         2,493,591
                                            ----------------  ----------------  ----------------  ----------------

Other income:
    Service charges on deposit accounts             179,545             95,897           420,839           283,586
    Securities gains (losses)                        (1,903)                 -            22,466           102,459
    Other operating income                           40,602             94,431           134,285           251,819
                                            ----------------  ----------------  ----------------  ----------------

      Total other income                            218,244            190,328           577,590           637,864
                                            ----------------  ----------------  ----------------  ----------------

Other expense:
    Salaries and other personnel expense            558,064            446,024         1,551,587         1,217,686
    Net occupancy and equipment expense              77,035             83,554           238,106           213,948
    Other operating expense                         354,006            299,364         1,006,622           936,354
                                            ----------------  ----------------  ----------------  ----------------

      Total other expense                           989,105            828,942         2,796,315         2,367,988
                                            ----------------  ----------------  ----------------  ----------------

      Earnings before income taxes                  165,141            246,955           574,139           763,467

Income tax expense                                   47,020             54,482           159,542           186,286
                                            ----------------  ----------------  ----------------  ----------------

      Net earnings                          $       118,121            192,473           414,597           577,181
                                            ================  ================  ================  ================

Earnings per common share:
    Basic earnings per share                $           .13                .21               .45               .62
                                            ================  ================  ================  ================
    Diluted earnings per share              $           .12                .20               .43               .61
                                            ================  ================  ================  ================


See accompanying notes to unaudited consolidated financial statements.

                                 DECATUR FIRST BANK GROUP, INC.

                        Consolidated Statements of Comprehensive Income

                     For the Nine Months Ended September 30, 2004 and 2003

                                                                             2004       2003
                                                                          ----------  ---------
Net earnings                                                              $ 414,597    577,181
                                                                          ----------  ---------

Other comprehensive income (loss), net of tax:
  Unrealized gains (losses) on investment securities available-for-sale arising during the period, net of taxes of $43,127 and
    $103,315, respectively                                                  (70,365)  (168,566)
  Realized gains on sales of investment securities available-for-sale, net of income tax expense of $8,537 and $38,935,
    respectively                                                            (13,929)   (63,525)
                                                                          ----------  ---------

Other comprehensive income (loss)                                           (84,294)  (232,091)
                                                                          ----------  ---------

Comprehensive income                                                      $ 330,303    345,090
                                                                          ==========  =========


See accompanying notes to unaudited consolidated financial statements.

                                   DECATUR FIRST BANK GROUP, INC.
                               Consolidated Statements of Cash Flows
                       For the Nine Months Ended September 30, 2004 and 2003
                                            (Unaudited)


                                                                            2004           2003
                                                                        -------------  ------------
Cash flows from operating activities:
    Net earnings                                                        $    414,597       577,181
    Adjustments to reconcile net earnings to net
      cash provided by operating activities:
        Provision for loan losses                                            245,000       170,000
        Depreciation, amortization and accretion                             215,304       287,364
        Securities gains                                                     (22,466)     (102,459)
        Provision for stock awards                                             9,096         5,090
        Change in other                                                      (17,111)     (134,748)
                                                                        -------------  ------------

          Net cash provided by operating activities                          844,420       802,428
                                                                        -------------  ------------

Cash flows from investing activities:
    Net change in interest-bearing deposits in banks                      (1,061,514)   (1,102,427)
    Proceeds from maturities and paydowns
      of investment securities available-for-sale                          2,966,905     4,727,848
    Proceeds from sales of investment securities available-for-sale        3,022,642     6,351,478
    Purchases of investment securities available-for-sale                 (5,584,034)  (11,457,779)
    Change in loans                                                      (23,090,239)   (3,871,140)
    Purchases of premises and equipment                                   (1,168,940)     (127,973)
                                                                        -------------  ------------

          Net cash used by investing activities                          (24,915,180)   (5,479,993)
                                                                        -------------  ------------

Cash flows from financing activities:
    Net change in deposits                                                22,971,873     9,247,900
    Repayment of borrowings                                                        -    (2,000,000)
    Purchase of treasury shares                                                    -        (1,450)
                                                                        -------------  ------------

          Net cash provided by financing activities                       22,971,873     7,246,450
                                                                        -------------  ------------

Net change in cash and cash equivalents                                   (1,098,887)   (2,568,885)

Cash and cash equivalents at beginning of the period                       7,981,089     5,393,343
                                                                        -------------  ------------

Cash and cash equivalents at end of the period                          $  6,882,202     7,962,228
                                                                        =============  ============

Noncash investing activities:
    Change in unrealized gain/loss on securities available-for-sale,
      net of tax                                                        $    (84,294)     (232,091)


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

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders on Form 10-KSB. The financial statements as of September 30, 2004 and for the interim periods ended September 30, 2004 and 2003 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2003 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in the Company's 2003 Form 10-KSB.

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

(3)  EARNINGS PER SHARE

Net earnings per common share are based on the weighted average number of common shares outstanding during each period. The calculation of basic and diluted earnings per share is as follows:

                                                      Three Months                Nine months
                                                   Ended September 30,        Ended September 30,
                                               --------------------------  --------------------------

                                                   2004          2003          2004          2003
                                               ------------  ------------  ------------  ------------
Basic earnings per share:
Net earnings                                   $    118,121       192,473       414,597       577,181
Weighted average common shares outstanding          924,969       924,002       924,700       924,254
Per share amount                               $        .13           .21           .45           .62
                                               ============  ============  ============  ============

Diluted earnings per share:
Net earnings                                   $    118,121       192,473       414,597       577,181
Effect of dilutive securities - stock options        39,957        26,777        39,957        26,777
Diluted earnings per share                     $        .12           .20           .43           .61
                                               ============  ============  ============  ============

                         DECATUR FIRST BANK GROUP, INC.

                                   (Unaudited)


(4)  STOCK-BASED COMPENSATION
     ------------------------
     The Company sponsors a stock-based compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net earnings, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The effect on net earnings and earnings per share would not be material if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

Item 2.
                         DECATUR FIRST BANK GROUP, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         For the Three and Nine Months Ended September 30, 2004 and 2003

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

RESULTS OF OPERATIONS
---------------------

NET INTEREST INCOME
-------------------

For  the  nine  months  ended  September  30,  2004, net interest income totaled
$3,037,864 as compared to $2,663,591 for the same period in 2003. Interest income from loans, including fees, increased $582,023 or 18% to $3,853,456 for the nine months ended September 30, 2004, while income from investment securities decreased by $92,499 or 17% to $447,104. Interest expense totaled $1,337,677 for the nine months ended September 30, 2004, compared to $1,213,123 in 2003. The increase in net interest income is due to the Bank having a higher percentage of its earning assets in loans and a lesser percentage of its earning assets in investment securities and an increase in average interest earning assets resulting in an overall increase in net interest income. The net interest margin realized on earning assets and the interest rate spread were 3.79% and 3.31%, respectively, for the nine months ended September 30, 2004. For the nine months ended September 30, 2003, the net interest margin was 3.85% and the interest rate spread was 3.35%.

For the quarter ended September 30, 2004, interest income totaled $1,560,383 as compared to $1,287,198 for the same period in 2003. Interest expense totaled $534,381 for the quarter ended September 30, 2004 compared to $401,629 for the same period in 2003. The increase in net interest income is due to the Bank having a higher percentage of its earning assets in loans and a lesser percentage of its earning assets in investment securities and an increase in average interest earning assets resulting in an overall increase in net interest income.

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

Net interest income is the primary component of net income for financial institutions. Net interest income is affected by the timing and magnitude of repricing of as well as the mix of interest sensitive and noninterest sensitive assets and liabilities. "Gap" is a static measurement of the difference between the contractual maturities or repricing dates of interest sensitive assets and interest sensitive liabilities within the following twelve months. Gap is an attempt to predict the behavior of the Bank's net interest income in general terms during periods of movement in interest rates. In general, if the Bank is asset sensitive, more of its interest sensitive assets are expected to reprice within twelve months than its interest sensitive liabilities over the same period. In a rising interest rate environment, assets repricing more quickly is expected to enhance net interest income. Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since assets would theoretically be repricing at lower interest rates more quickly than interest sensitive liabilities. Although it can be used as a general predictor, Gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will reprice immediately and fully at the contractually designated time. At September 30, 2004, the Bank, as measured by Gap, is in an asset sensitive position. Management has several tools available to it to evaluate and affect interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities. For more information on asset-liability management, see the annual report of Form 10-KSB filed with the Securities and Exchange Commission.

                         DECATUR FIRST BANK GROUP, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF  FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS, -- continued
-------------

PROVISION AND ALLOWANCE FOR LOAN LOSSES
---------------------------------------

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for possible loan losses at an adequate level. The provision charged to expense was $245,000 for the nine months ended September 30, 2004 as compared to $170,000 for the nine months ended September 30, 2003. The provision for the quarter ended September 30, 2004 was $90,000 compared to no provision for the same period in 2003. The changes in the provision have been a result of management's efforts to increase the allowance to match the growth in the loan portfolio. The allowance for loan losses was 1.21% of gross loans at September 30, 2004. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We anticipate maintaining an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

NONINTEREST INCOME
------------------

Noninterest income for the nine months ended September 30, 2004 totaled $577,590 as compared to $637,864 for the nine months ended September 30, 2003. The decrease in noninterest income was due to a decrease in income earned from mortgage origination of approximately $120,599 and a decrease in the gain on sale of investment securities available-for-sale of approximately $79,993, partially offset by an increase in service charges on deposit accounts of approximately $137,253 during the nine months ended September 30, 2004 as compared to the same period in 2003.

Noninterest income for the quarter ended September 30, 2004 totaled $218,244 as compared to $190,328 for the quarter ended September 30, 2003. The increase in noninterest income was due to an increase in service charges on deposit accounts of approximately $83,648, partially offset by a decrease in the income earned from mortgage origination of approximately $73,963, during the quarter ended September 30, 2004.

NONINTEREST EXPENSE
-------------------

Total noninterest expense for the nine months ended September 30, 2004 was $2,796,315 as compared to $2,367,988 for the same period in 2003. Total noninterest expense for the three months ended September 30, 2004 was $989,105 as compared to $828,942 for the same period in 2003. Salaries and benefits, the largest component of noninterest expense, totaled $1,551,587 for the nine months ended September 30, 2004, compared to $1,217,686 for the same period a year ago and totaled $558,064 for the quarter ended September 30, 2004, compared to $446,024 for the same period in 2003. These increases were due to the addition of staff to operate the loan production office ("LPO") in Greene County, Georgia which opened in the third quarter of 2003, the addition of staff to operate our new branch in WalMart on Panola Road, as well as normal salary increases for existing bank staff. Other operating expenses were $1,006,622 for the nine months ended September 30, 2004 as compared to $936,354 for the nine months ended September 30, 2003 and totaled $354,006 for the quarter ended September 30, 2004, compared to $299,364 for the same period in 2003. These increases in noninterest expenses are due to the continued growth of the Bank as well as expenses associated with the Greene County LPO and our WalMart branch.

                         DECATUR FIRST BANK GROUP, INC.

ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF  OPERATIONS  --  continued
--------------

INCOME TAXES
------------

Income tax expense for the three and nine months ended September 30, 2004 was $47,020 and $159,542, respectively. Income tax expense for the three and nine months ended September 30, 2003 was $54,482 and $186,286, respectively. The effective tax rate for the three and nine months ended September 30, 2004 was approximately 28% and for the three and nine months ended September 30, 2003 was 22% and 24%, respectively. The bank's tax rate increased during 2004 compared to 2003 due to a lesser percentage of its income being earned on tax exempt investment securities.

NET EARNINGS
------------

The combination of the above factors resulted in net earnings of $414,597 for the nine months ended September 30, 2004 compared to net earnings for the nine months ended September 30, 2003 of $577,181. Net earnings for the quarters ended September 30, 2004 and 2003 were $118,121 and $192,473, respectively. Basic earnings per share were $.45 for the nine months ended September 30, 2004 compared to basic earnings per share of $.62 for the same period in 2003. Basic earnings per share were $.13 for the quarter ended September 30, 2004 compared to basic earnings per share of $.21 for the quarter ended September 30, 2003.

ASSETS AND LIABILITIES
----------------------

During the first nine months of 2004, total assets increased $23,397,635 or 23%, when compared to December 31, 2003. The primary source of growth in assets was net loans, which increased $22,845,239 or 32%, during the first nine months of 2004. Investment securities available-for-sale decreased $581,309 from December 31, 2003 to $16,437,232 at September 30, 2004. Total deposits increased $22,971,873 or 27%, from the December 31, 2003 amount of $83,747,992.

INVESTMENT SECURITIES
---------------------

Investment securities available-for-sale decreased $581,309 from $17,018,541 at December 31, 2003 to $16,437,232 at September 30, 2004. The decrease is due to the Bank having a higher percentage of its earning assets in loans. All of the Bank's marketable investment securities were designated as available-for-sale at September 30, 2004.

PREMISES AND EQUIPMENT
----------------------

Premises and equipment, net of depreciation, totaled $3,384,204 at September 30, 2004. The increase of $1,015,940 from the December 31, 2003 amount of $2,368,264 was due to the purchase of fixed assets to support the Bank's branching efforts partially offset by normal depreciation of the Bank's premises and equipment.

LOANS
-----

Gross loans totaled $95,009,539 at September 30, 2004, an increase of $23,098,864 or 32% since December 31, 2003. The largest increase in loans was in real estate mortgage, which increased $16,808,211 or 36% to $63,212,282 at September 30, 2004. Balances within the major loans receivable categories as of September 30, 2004 and December 31, 2003 are as follows:

                                              September 30, 2004   December 31, 2003
                                             -------------------  ------------------
     Commercial, financial and agricultural  $        10,303,710  $       10,957,599

     Real estate - construction                       18,492,256          11,905,865

     Real estate - mortgage                           63,212,282          46,404,071

     Consumer                                          3,001,291           2,643,140
                                             -------------------  ------------------

                                             $        95,009,539  $       71,910,675
                                             ===================  ==================

                         DECATUR FIRST BANK GROUP, INC.

ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS - continued
------------

ALLOWANCE FOR LOAN LOSSES
-------------------------

Activity in the Allowance for Loan Losses is as follows:

                                                               September 30,

                                                           2004          2003
                                                       -------------  -----------
Balance, January 1,                                    $    899,151      812,507

Provision for loan losses for the period                    245,000      170,000

Net loans (charged off) recovered for the period              8,624      (98,244)
                                                       -------------  -----------

Balance, end of period                                 $  1,152,775      884,263
                                                       =============  ===========

Gross loans outstanding, end of period                 $ 95,009,539   66,980,849
                                                       =============  ===========

Allowance for loan losses to gross loans outstanding           1.21%        1.32%
                                                       =============  ===========

DEPOSITS
--------

At September 30, 2004 total deposits increased by $22,971,873 or 27% from December 31, 2003. Noninterest-bearing demand deposits decreased $1,507,265 or 8% and interest-bearing deposits increased $24,479,138 or 38%. Balances within the major deposit categories as of September 30, 2004 and December 31, 2003 are as follows:

                                           September 30, 2004   December 31, 2003
                                           -------------------  -----------------
Noninterest-bearing demand deposits        $        18,581,529         20,088,794
Interest-bearing demand deposits                    24,798,643         25,941,961
Savings deposits                                     2,372,610          2,962,890
Certificates of deposit $100,000 and over           21,945,203         14,538,706
Other time deposits                                 39,021,880         20,215,641
                                           -------------------  -----------------

                                           $       106,719,865         83,747,992
                                           ===================  =================

LIQUIDITY
---------

The Company's liquidity needs include the funding of loans and purchases of operating assets. Liquidity needs are met by us through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-total borrowed funds ratio, which was 82.83% at September 30, 2004 and 78.40% at December 31, 2003.

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

The following table summarizes the Company's off-balance-sheet financial instruments whose contract amounts represent credit risk as of September 30, 2004:


     Commitments to extend credit                          $      1,416,000
     Standby letters of credit                             $     19,976,000


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

CAPITAL RESOURCES
-----------------

Total shareholders' equity increased from $10,690,294 at December 31, 2003 to $11,029,693 at September 30, 2004. This increase was attributable to net earnings for the period partially offset by a decrease in accumulated other comprehensive income.

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

The following table summarizes our consolidated capital ratios at September 30, 2004:


Tier 1 capital (to total average assets)                                   8.78%
Tier 1 capital (to risk-weighted assets)                                  10.72%
Total capital (to risk-weighted assets)                                   11.84%

                         DECATUR FIRST BANK GROUP, INC.

ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS -- continued
------------

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

ITEM 3. CONTROLS AND PROCEDURES
-------------------------------

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Principal Financial and Accounting Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no changes in the Company's internal controls over financial reporting during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II.  OTHER INFORMATION

                         DECATUR FIRST BANK GROUP, INC.

Item 1.  LEGAL PROCEEDINGS
         -----------------
         None

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
         -----------------------------------------------------------
         None

Item 3.  DEFAULTS UPON SENIOR SECURITIES
         -------------------------------
         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------
         None

Item 5.  OTHER INFORMATION
         -----------------
         None

Item 6.  EXHIBITS
         --------

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

                                     DECATUR FIRST BANK GROUP, INC.


                                     By:  /S/ JUDY B. TURNER
                                          --------------------------------------
                                          Judy B. Turner
                                          President, Chief Executive Officer and
                                          Principal Accounting Officer


                                     Date: November 10, 2004
                                           -----------------