Form 10KSB
period 2004-12-31
DECATUR FIRST BANK GROUP INC
filed 2005-03-29
CIK 1024918

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For fiscal year ended DECEMBER 31, 2004
                           -----------------

[_] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _____________ to _______________

     Commission file number 000-24139
                            ---------

                         DECATUR FIRST BANK GROUP, INC.
                         ------------------------------
                 (Name of small business issuer in its charter)


                GEORGIA                                 58-2254289
-----------------------------------------    ---------------------------------
    (State or other jurisdiction of          (IRS Employer Identification No.)
    incorporation or organization)

    1120 COMMERCE DRIVE, DECATUR, GA                       30030
-----------------------------------------    ---------------------------------
(Address of Principal Executive Offices)                (Zip Code)


Securities registered pursuant to Section 12(b) of the Act:     NONE.
                                                                ----

Securities registered pursuant to Section 12(g) of the Act:     COMMON STOCK,
                                                                -------------
                                                                $5.00 PAR VALUE.
                                                                 ---------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports) and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements  incorporated  by  reference  in  Part III of this Form 10-KSB or any
amendment  to  this  Form  10-KSB.     [_]

State issuer's revenues for its most recent fiscal year:    $6,937,048
                                                            ----------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: THERE IS NO PUBLIC TRADING MARKET FOR
                                           -------------------------------------
THE  COMPANY'S COMMON STOCK.  THE AGGREGATE MARKET VALUE OF THE COMPANY'S COMMON
--------------------------------------------------------------------------------
STOCK  HELD BY NON-AFFILIATES IS APPROXIMATELY $9,940,543 BASED ON THE LAST SALE
--------------------------------------------------------------------------------
OF  THE  COMPANY'S COMMON STOCK KNOWN TO MANAGEMENT, WHICH OCCURRED ON MARCH 22,
--------------------------------------------------------------------------------
2005  AT  $17.50  PER  SHARE.
-----------------------------

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 925,016 SHARES AS OF MARCH 22, 2005.
                                           -----------------------------------


     Transitional Small Business Disclosure format (check one): Yes [_] No [X]


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2004 are incorporated by reference into Parts I and II. Portions of the Proxy Statement for the 2005 Annual Meeting of Shareholders, scheduled to be held May 17, 2005, are incorporated by reference into Part III.

                                TABLE OF CONTENTS

                                                                               Page
                                                                               ----

PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1
    ITEM 1.   DESCRIPTION OF BUSINESS. . . . . . . . . . . . . . . . . . . .    1
    ITEM 2.   DESCRIPTION OF PROPERTIES. . . . . . . . . . . . . . . . . . .   12
    ITEM 3.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . .   12
    ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . .   12

PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13
    ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS. . . . . . . . . . . . . . . . . . . . . . . . . . . .   13
    ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . . . . .   13
    ITEM 7.   FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . .   13
    ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURE . . . . . . . . . . . . . . . . . . . . .   13
    ITEM 8A.  CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . . .   13
    ITEM 8B.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . .   14

PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   14
    ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
              COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT. . . . . . .   14
    ITEM 10.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . .   14
    ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT   14
    ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . .   15
    ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K. . . . . . . . . . . .   15
    ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES . . . . . . . . . . . .   16

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS

                         DECATUR FIRST BANK GROUP, INC.

     Decatur First Bank Group, Inc. (the "Company") was incorporated as a Georgia business corporation on August 2, 1996, and became a bank holding company by acquiring all of the Common Stock of Decatur First Bank (the "Bank"). The Bank is the only subsidiary of the Company.

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

                               DECATUR FIRST BANK

GENERAL

     The Bank was chartered under the laws of the State of Georgia and began business in the third quarter of 1997 as a full-service commercial bank. The Bank offers personal and business checking accounts, interest-bearing checking accounts, savings accounts and various types of certificates of deposit. The Bank also offers installment loans, real estate loans, construction loans, second mortgage loans, commercial and Small Business Administration loans and home equity lines of credit. In addition, the Bank provides such services as official bank checks and money orders, MasterCard credit cards, safe-deposit boxes, travelers' checks, bank-by-mail, direct deposit of payroll and Social Security checks and U.S. Savings Bonds.

PHILOSOPHY

     The philosophy of the Bank's management is to emphasize prompt and responsive personal service to residents of, and businesses located in, Decatur, Georgia, as well as other communities located in DeKalb County, in order to attract customers and acquire market share controlled by other financial institutions in the Bank's market area. Management believes that the Bank offers residents of Decatur and surrounding counties the benefits associated with a locally owned and managed community bank. Management has implemented an active call program by which officers and directors promote these efforts by personally describing the products, services and philosophy of the Bank to both existing customers and new business prospects. The Bank's directors are active members in the Decatur community and their continued active community involvement provides them with an opportunity to promote the Bank and its products and services.

MARKET AREA AND COMPETITION

     The Bank's main office is located in Decatur, Georgia. The Bank's primary market area is defined as the five-mile radius from the center of Decatur, Georgia. Decatur is the county seat of DeKalb County and is located six miles east of downtown Atlanta, Georgia. The city of Decatur is approximately four square miles in size and includes over 12 distinct neighborhoods. The Bank competes for deposits and loan customers with other financial institutions whose resources are equal to or greater than those available to the Bank and the Company. According to information provided by the Federal Deposit Insurance Corporation (the "FDIC"), as of June 30, 2004, Decatur was serviced by 11 financial institutions with a total of 37 offices. As of June 30, 2004, total deposits within Decatur for these institutions were $1.44 billion of which $96.56 million were held by the Bank. These financial institutions offer all of the services that the Bank offers. Management believes that the Bank's local ownership and management as well as its focus on personalized service help it to compete with these institutions and to attract deposits and loans in our market area. The Bank also operates two branch offices in Decatur, and one branch office in each of Lithonia and Greensboro, Georgia.

LOAN PORTFOLIO

     LENDING POLICY. The Bank was established to support Decatur and surrounding areas of DeKalb County. The Bank aggressively seeks creditworthy loans within a limited geographic area. The Bank's primary lending function is to make consumer loans to individuals and commercial loans to small and medium-sized businesses and professional concerns. In addition, the bank makes real estate-related loans, including construction loans for residential and commercial properties, and primary and secondary mortgage loans for the acquisition or improvement of personal residences. The Bank avoids concentrations of loans to a single industry or based on a single type of collateral.

     The Bank's legal lending limits are 15% of its statutory capital base for unsecured loans and 25% of its statutory capital base for loans fully secured by good collateral. The Bank's statutory capital base is the lower of the sum of its common stock, paid-in capital, appropriated retained earnings, and capital debt, or the amount of the Bank's net assets. As of December 31, 2004, the Bank's legal lending limits were approximately $1.2 million for unsecured loans and approximately $2.0 million for secured loans. While the Bank generally employs more conservative lending limits, the Board of Directors has discretion to lend up to the legal lending limits as described above.

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

     COMMERCIAL LOANS. The Bank's commercial lending is directed principally toward small- to mid-sized businesses whose demand for funds falls within the legal lending limits of the Bank. This category of loans includes loans made to individual, partnership or corporate borrowers obtained for a variety of business purposes, including equipment loans, loans to support working capital and loans for inventory purchases. Risks associated with these loans can be significant and include, but are not limited to, fraud, bankruptcy, economic downturn, deteriorated or non-existing collateral and changes in interest rates.

     REAL ESTATE LOANS. The Bank makes and holds real estate loans consisting primarily of commercial mortgages secured by owner-occupied real estate. Typically, the Bank takes a security interest in real estate in connection with these commercial loans because real estate collateral is generally deemed to be superior to the collateral available to small- to medium-sized businesses. Although these commercial loans are secured by real estate, the Bank does not look to the real estate collateral as the primary source for repayment of the loan. In connection with construction loans, the Bank requires a first lien position on the land associated with the construction project and offers these loans to professional building contractors and homeowners. Loan disbursements require on-site inspections to assure the project is on budget and that the loan proceeds are being used for the construction project and not being diverted to another project. The loan-to-value ratio for such loans is predominantly 80% of the lower of the as-built appraised value or project cost, and a maximum of 90% if the loan is amortized. Loans for construction can present a high degree of risk to the lender, depending upon, among other things, whether the builder can sell the home to a buyer, whether the buyer can obtain permanent financing, whether the transaction produces income in the interim and the nature of changing economic conditions.

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

     ASSET AND LIABILITY MANAGEMENT. The Bank manages its assets and liabilities to provide an optimum and stable net interest margin, a profitable after-tax return on assets and return on equity, and adequate liquidity. These management functions are conducted within the framework of written loan and investment policies adopted by the Bank. The Bank attempts to maintain a balanced position between rate-sensitive assets and rate-sensitive liabilities. Specifically, it charts assets and liabilities on a matrix by maturity, effective duration, and interest adjustment period, and endeavors to manage any gaps in maturity ranges.

                                    EMPLOYEES

     At December 31, 2004, the Company employed 27 full-time employees and three part-time employees. The Company considers its relationship with its employees to be excellent.

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

DECATUR FIRST BANK GROUP, INC.

     Since the Company owns all of the capital stock of the Bank, it is a bank holding company under the federal Bank Holding Company Act of 1956 (the "BHC Act"). As a result, the Company is primarily subject to the supervision, examination, and reporting requirements of the BHC Act and the regulations of the Board of Governors of the Federal Reserve System (the "Federal Reserve"). As a bank holding company located in Georgia, the Georgia Department of Banking and Finance (the "GDBF") also regulates and monitors all significant aspects of the Company's operations.

     ACQUISITIONS OF BANKS. The BHC Act requires every bank holding company to obtain the Federal Reserve's prior approval before:

     - acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank's voting shares;

     -    acquiring all or substantially all of the assets of any bank; or

     -    merging or consolidating with any other bank holding company.

     Additionally, the BHC Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly or substantially lessen competition or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve's consideration of financial resources generally focuses on capital adequacy, which is discussed below.

     Under the BHC Act, if adequately capitalized and adequately managed, the Company or any other bank holding company located in Georgia may purchase a bank located outside of Georgia. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Georgia may purchase a bank located inside Georgia. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. For example, Georgia law prohibits a bank holding company from acquiring control of a financial institution until the target financial institution has been incorporated for three years. Because the Bank has been incorporated for more than three years, this limitation does not apply to the Company or the Bank.

     CHANGE IN BANK CONTROL. Subject to various exceptions, the BHC Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

     - the bank holding company has registered securities under Section 12 of the Securities Exchange Act of 1934 (the "Exchange Act"); or

     - no other person owns a greater percentage of that class of voting securities immediately after the transaction.

     Our common stock is registered under Section 12 of the Exchange Act. The regulations provide a procedure for challenging the rebuttable presumption of control.

     PERMITTED ACTIVITIES. Generally, bank holding companies are prohibited under the BHC Act from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in any activity other than:

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

     A bank holding company that qualifies and elects to become a financial holding company is permitted to engage in activities that are financial in nature or incidental or complementary to financial activity. The BHC Act expressly lists the following activities as financial in nature:

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

DECATUR FIRST BANK

     Since the Bank is a commercial bank chartered under the laws of the State of Georgia, it is primarily subject to the supervision, examination and reporting requirements of the FDIC and the GDBF. The FDIC and the GDBF regularly examine the Bank's operations and have the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. Both regulatory agencies have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Additionally, the Bank's deposits are insured by the FDIC to the maximum extent provided by law. The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations.

     BRANCHING. Under current Georgia law, the Bank may open branch offices throughout Georgia with the prior approval of the GDBF. In addition, with prior regulatory approval, the Bank may acquire branches of existing banks located in Georgia. The Bank and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the applicable states' laws. Georgia law, with limited exceptions, currently permits branching across state lines through interstate mergers.

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

     PROMPT CORRECTIVE ACTION. The FDIC Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories - well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized
- in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of the other categories. At December 31, 2004, we qualified for the "well capitalized" category.

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

     FDIC INSURANCE ASSESSMENTS. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.44 cents per $100 of deposits for the first quarter of 2005.

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

     - the Soldiers' and Sailors' Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and

     - the rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

     In addition to the federal and state laws noted above, the Georgia Fair Lending Act ("GAFLA") imposes restrictions and procedural requirements on most mortgage loans made in Georgia, including home equity loans and lines of credit. On August 5, 2003, the Office of the Comptroller of the Currency (the "OCC") issued a formal opinion stating that the entirety of GAFLA is preempted by federal law for national banks and their operating subsidiaries. GAFLA contains a provision that preempts GAFLA as to state banks in the event that the OCC preempts GAFLA as to national banks. Therefore, the Bank is exempt from the requirements of GAFLA.

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

CAPITAL ADEQUACY

     The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve (in the case of the Company) and the FDIC and GDBF (in the case of the Bank). The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. Since the Company's consolidated total assets are less than $150 million, under the Federal Reserve's capital guidelines, our capital adequacy is measured on a bank-only basis, as opposed to a consolidated basis. The Bank is also subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

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

     The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common shareholders' equity, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock and trust preferred securities, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock and hybrid capital and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2004 our ratio of total capital to risk-weighted assets was 11.52% and our ratio of Tier 1 Capital to risk-weighted assets was 10.41%.

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2004, our leverage ratio was 8.70%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

     The Bank and the Company are also both subject to leverage capital guidelines issued by the GDBF, which provide for minimum ratios of Tier 1 Capital to total assets. These guidelines are substantially similar to those adopted by the Federal Reserve (in the case of the Company) and those adopted by the FDIC (in the case of the Bank).

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

     If, in the opinion of the federal banking regulator, the Bank were engaged in or about to engage in an unsafe or unsound practice, the federal banking regulator could require, after notice and a hearing, that it cease and desist from its practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the FDIC Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

     The GDBF also regulates the Bank's dividend payments and must approve dividend payments that would exceed 50% of the Bank's net income for the prior year. Our payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

     At December 31, 2004, the Bank was able to pay approximately $323,000 in dividends to the Company without prior regulatory approval.

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

CONSUMER CREDIT REPORTING

     On December 4, 2003, President Bush signed the Fair and Accurate Credit Transactions Act (the "FAIR Act"), amending the federal Fair Credit Reporting Act (the "FCRA"). These amendments to the FCRA (the "FCRA Amendments") became effective in 2004.

     The FCRA Amendments include, among other things:

     - requirements for financial institutions to develop policies and procedures to identify potential identity theft and, upon the request of a consumer, place a fraud alert in the consumer's credit file stating that the consumer may be the victim of identity theft or other fraud;

     - for entities that furnish information to consumer reporting agencies (which includes the Bank), requirements to implement procedures and policies regarding the accuracy and integrity of the furnished information and regarding the correction of previously furnished information that is later determined to be inaccurate; and

     - a requirement for mortgage lenders to disclose credit scores to consumers.

     The FCRA Amendments also prohibit a business that receives consumer information from an affiliate from using that information for marketing purposes unless the consumer is first provided a notice and an opportunity to direct the business not to use the information for such marketing purposes (the "opt-out"), subject to certain exceptions. We do not share consumer information among our affiliated companies for marketing purposes, except as allowed under exceptions to the notice and opt-out requirements. Because no affiliate of the Company is currently sharing consumer information with any other affiliate of the Company for marketing purposes, the limitations on sharing of information for marketing purposes do not have a significant impact on the Company.

ANTI-TERRORISM LEGISLATION

     The Bank is subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA PATRIOT Act"), the Bank Secrecy Act, and rules and regulations of the Office of Foreign Assets Control (the "OFAC"). These statutes and related rules and regulations impose requirements and limitations on specified financial transactions and account relationships, intended to guard against money laundering and terrorism financing. The Bank has established a customer identification program pursuant to Section 326 of the USA PATRIOT Act and the Bank Secrecy Act and has otherwise implemented policies and procedures to comply with the foregoing rules.

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

EFFECT OF GOVERNMENTAL MONETARY POLICIES

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

                        SELECTED STATISTICAL INFORMATION

          The responses to this Section of Item I are included in the Company's Annual Report to Shareholders, under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," and are incorporated herein by reference.


ITEM 2.     DESCRIPTION OF PROPERTIES

     The Company's executive offices and the Bank's main office are both located in the financial district of downtown Decatur at 1120 Commerce Drive in Decatur, Georgia. The Company owns this property, which includes a two-story building that contains 9,200 square feet of usable space. The top floor contains 6,613 square feet and was converted into the banking lobby and executive offices. The lower level, which contains 2,587 square feet, is used for operation offices. Since most of the operations and back-room work is outsourced, less space is needed. Video drive-ups are used instead of physical drive-ups. The lower parking lot has sufficient room for two drive-up lanes in addition to employee parking. The property fronts Commerce Drive, which is a main thoroughfare in Decatur, and backs up to a retail area and residential property. Access to the drive-ups is available through a side street off of Commerce Drive. The main parking lot is accessible from Commerce Drive. The location at 720 Commerce Drive consists of 135 square feet.

     The Bank owns an office condo located at 1060 Salem Walk in Greensboro, Georgia, and a vacant lot for future building at 1010 Park Place Boulevard, also in Greensboro. The Bank leases branch office space in the Kroger Supermarket located at 720 Commerce Drive in Decatur and in the Wal-Mart Superstore located at 5401 Fairington Road in Lithonia, Georgia.

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


ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

     The response to this Item is partially included in the Company's Annual Report to Shareholders and is incorporated herein by reference.

     The Company issued no unregistered securities during the fiscal year ended December 31, 2004 and did not repurchase any of its shares of common stock during the fourth quarter of 2004.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The response to this Item is included in the Company's Annual Report to Shareholders, under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," and is incorporated herein by reference.


ITEM 7.     FINANCIAL STATEMENTS

     The following financial statements are included in the Company's Annual Report to Shareholders at pages 15 through 36 and are incorporated herein by reference.

     -    Report of Independent Registered Public Accounting Firm

     -    Consolidated Balance Sheets as of December 31, 2004 and 2003

     - Consolidated Statements of Earnings for the years ended December 31, 2004, 2003 and 2002

     - Consolidated Statements of Comprehensive Income for the years ended December 31, 2004, 2003 and 2002

     - Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2004, 2003, and 2002

     - Consolidated Statements of Cash Flow for the years ended December 31, 2004, 2003 and 2002

     -    Notes to Consolidated Financial Statements


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


ITEM  8A.     CONTROLS  AND  PROCEDURES

     Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, and as the date of this report, our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, reviewed the effectiveness and design of our disclosure controls and procedures under Exchange Act Rule 13a-15(b). Based upon that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that such disclosure controls and procedures are adequate to ensure that material information relating to the Company, including its consolidated subsidiary, that is required to be included in its periodic filings with the Securities and Exchange Commission is timely made known to her. During the quarter ended December 31, 2004, there were no changes in the Company's internal controls that materially affected, or are reasonably likely to materially affect, the Company's control over financial reporting.


ITEM 8B.     OTHER INFORMATION

     None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The responses to this Item are included in the Company's Proxy Statement for the 2005 Annual Meeting of Shareholders, under the following headings and are incorporated herein by reference:

     -    Proposal 2: Election of Directors-Director Nominees and
          Continuing Directors;

     - Proposal 2: Election of Directors-Meetings and Committees of the Board-Audit and Compliance Committee;

     -    Information About Decatur First and Its Affiliates-Executive
          Officers; and

     - Information About Decatur First and Its Affiliates-Section 16(a) Beneficial Ownership Reporting Compliance

     The Company has a Code of Ethics that applies to the Company's Chief Executive Officer and Principal Financial and Accounting Officer. The Company will provide a copy of the Code of Ethics free of charge to any shareholder upon written request to the Company.


ITEM 10.     EXECUTIVE COMPENSATION

     The responses to this Item are included in the Company's Proxy Statement for the 2005 Annual Meeting of Shareholders, under the heading "Information About Decatur First and Its Affiliates-Executive Compensation" and are incorporated herein by reference.


ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The responses to this Item are partially included in the Company's Proxy Statement for the 2005 Annual Meeting of Shareholders, under the heading "Information About Decatur First and Its Affiliates-Stock Ownership by Affiliates" and are incorporated herein by reference.

     The following table sets forth information regarding outstanding options and shares available for issuance under the Decatur First Bank Group, Inc. 1998 Stock Incentive Plan as of December 31, 2004. The Stock Incentive Plan was adopted by the Board of Directors on January 20, 1998 and approved by the shareholders of the Company on May 11, 1998. The First Amendment to the Stock Incentive Plan was approved by the shareholders of the Company on April 26, 2004. The Stock Incentive Plan is the only equity compensation plan maintained by the Company.

                                                                                        Number of shares
                                                                                    remaining available for
                           Number of securities to be  Weighted-average exercise   future issuance under the
                            issued upon exercise of             price of                 Plan (excludes
                              outstanding options         outstanding options         outstanding options)
                           --------------------------  --------------------------  --------------------------

Equity compensation plans             138,806          $          12.11                        50,000
approved by security
holders

Equity compensation plans                   0                       N/A                             0
not approved by security
holders

Total                                 138,806          $          12.11                        50,000


ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The responses to this Item are included in the Company's Proxy Statement for the 2005 Annual Meeting of Shareholders, under the headings "Information About Decatur First and Its Affiliates-Related Party Transactions" and "Information About Decatur First and Its Affiliates-Executive Compensation," and are incorporated herein by reference.


ITEM 13.     EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a)   Exhibits

Exhibit
Number   Exhibit
-------  -------

3.1      Articles of Incorporation. 1/

3.2      Bylaws 1/

4.1      Instruments Defining the Rights of Security Holders.  See Articles of Incorporation at
         Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

10.3*    Employment Agreement, dated as of June 1, 2001 among Decatur First Bank, Decatur
         First Bank Group, Inc and Judy B. Turner.

10.4*    1998 Stock Incentive Plan 2/

10.5     Purchase and Sale Closing Statement, dated January 7, 2002, between Daniel B.
         Pattillo and Decatur First Bank. 3/

10.6     Agreement and Plan of Reorganization between Decatur First Bank Group, Inc. and
         Decatur First Interim Corporation, dated February 11, 2005.

13.1     Decatur First Bank Group, Inc. 2004 Annual Report to Shareholders.  Except with respect to those portions specifically incorporated by reference into this Report, the
         Company's 2004 Annual Report to Shareholders is not deemed to be filed as part of this Report.

22.1     Subsidiaries of Decatur First Bank Group, Inc. 2/

23.1     Consent of Porter Keadle Moore, LLP

24.1     Power of Attorney (appears on the signature page to this Annual Report on 10-KSB).


31.1     Certification by Chief Executive Officer and Principal Financial and Accounting
         Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1     Certification by Chief Executive Officer and Principal Financial and Accounting
         Officer under Section 906 of the Sarbanes-Oxley Act of 2002


__________________________________
*    Compensatory plan or arrangement.

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

(b)     Reports on Form 8-K filed in the fourth quarter of 2004:  None.


ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The responses to this Item are included in the Company's Proxy Statement for the 2005 Annual Meeting of Shareholders, under the heading "Information About Decatur First and Its Affiliates-Independent Public Accountants," and are incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            DECATUR FIRST BANK GROUP, INC.



                                            By:   /s/ Judy B. Turner
                                                  ------------------------------
                                                  Judy B. Turner
                                                  President and Chief
                                                  Executive Officer


                                            Date: March 22, 2005



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

      Signature                          Title                       Date
      ---------                          -----                       ----


/s/ John L. Adams, Jr.                   Director               March 22, 2005
------------------------
John L. Adams, Jr.

/s/ Merriell Autrey, Jr.                 Director               March 22, 2005
------------------------
Merriell Autrey, Jr.

/s/ Mary Bobbie Bailey                   Director               March 22, 2005
------------------------
Mary Bobbie Bailey


/s/ James A. Baskett                     Director               March 22, 2005
------------------------
James A. Baskett

/s/ John Walter Drake                    Director               March 22, 2005
------------------------
John Walter Drake

/s/ William F. Floyd                     Director               March 22, 2005
------------------------
William F. Floyd

/s/ Robert E. Lanier                     Director               March 22, 2005
------------------------
Robert E. Lanier

/s/ Carol G. Nickola                     Director               March 22, 2005
------------------------
Carol G. Nickola

/s/ Lynn Pasqualetti                     Director               March 22, 2005
------------------------
Lynn Pasqualetti

/s/ Roger K. Quillen                     Director               March 22, 2005
------------------------
Roger K. Quillen

/s/ James T. Smith, III                  Director               March 22, 2005
------------------------
James T. Smith, III

/s/ Kirby A. Thompson                    Director               March 22, 2005
------------------------
Kirby A. Thompson

/s/ Judy B. Turner              Director, President and         March 22, 2005
------------------------  Chief Executive Officer (Principal
Judy B. Turner            Executive, Financial and Accounting
                                        Officer)

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

  4.1    Instruments Defining the Rights of Security Holders.  See Articles of Incorporation
         at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

  10.3*  Employment Agreement, dated as of June 1, 2001 among Decatur First Bank,
         Decatur First Bank Group, Inc and Judy B. Turner.

  10.4*  1998 Stock Incentive Plan 2/

  10.5   Purchase and Sale Closing Statement, dated January 7, 2002, between Daniel B.
         Pattillo and Decatur First Bank. 3/

  10.6   Agreement and Plan of Reorganization between Decatur First Bank Group, Inc.
         and Decatur First Interim Corporation, dated February 11, 2005.

  13.1   Decatur First Bank Group, Inc. 2004 Annual Report to Shareholders.  Except with respect to those portions specifically incorporated by reference into this Report, the
         Company's 2004 Annual Report to Shareholders is not deemed to be filed as part of this Report.

  22.1   Subsidiaries of Decatur First Bank Group, Inc. 2/

  23.1   Consent of Porter Keadle Moore, LLP

  24.1   Power of Attorney (appears on the signature pages to this Annual Report on 10-
         KSB).

  31.1   Certification by Chief Executive Officer and Principal Financial and Accounting
         Officer under Section 302 of the Sarbanes-Oxley Act of 2002

  32.1   Certification by Chief Executive Officer and Principal Financial and Accounting
         Officer under Section 906 of the Sarbanes-Oxley Act of 2002

_____________________________

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