Form 10QSB
period 2005-03-31
DECATUR FIRST BANK GROUP INC
filed 2005-05-13
CIK 1024918

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2005

                                       OR

            [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Transition Period from            to
                                                  ----------    ----------

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

               Common stock, par value $5 per share 924,496 shares
                         outstanding as of May 10, 2005

                  Transitional Small Business Disclosure Format
                                   (check one)

                                Yes          No  XX
                                    ----        ----

                              DECATUR FIRST BANK GROUP, INC.

                                          INDEX



                                                                                   Page No.
                                                                                   --------
PART I       FINANCIAL INFORMATION

    Item 1.  Financial Statements

             Consolidated Balance Sheet (unaudited) at March 31, 2005                    3

             Consolidated Statements of Earnings (unaudited) for the Three
               Months Ended March 31, 2005 and 2004                                      4

             Consolidated Statements of Comprehensive Income (unaudited) for the
               Three Months Ended March 31, 2005 and 2004                                5

             Consolidated Statements of Cash Flows (unaudited) for the Three
               Months Ended March 31, 2005 and 2004                                      6

             Notes to Consolidated Financial Statements (unaudited)                      7

    Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                 9

    Item 3.  Controls and Procedures                                                     14


PART II.     OTHER INFORMATION

    Item 1.  Legal Proceedings                                                           15

    Item 2.  Changes in Securities and Purchases of Equity Securities                    15

    Item 3.  Defaults Upon Senior Securities                                             15

    Item 4.  Submission of Matters to a Vote of Security Holders                         15

    Item 5.  Other Information                                                           15

    Item 6.  Exhibits and Reports on Form 8-K                                            15


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

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

                         DECATUR FIRST BANK GROUP, INC.
                           Consolidated Balance Sheet
                                 March 31, 2005
                                   (Unaudited)


                                     Assets
                                     ------
Cash and due from banks                                        $3,602,489
Federal funds sold                                               6,516,000
                                                              -------------

        Cash and cash equivalents                               10,118,489

Interest-bearing deposits in banks                               2,365,952
Investment securities available-for-sale                        15,436,217
Loans, net                                                     104,382,328
Premises and equipment, net                                      3,457,046
Accrued interest receivable and other assets                     4,627,325
                                                              -------------

                                                              $140,387,357
                                                              =============

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Liabilities:
      Deposits:
        Noninterest-bearing                                   $ 23,445,959
        Interest-bearing                                        93,027,426
                                                              -------------

        Total deposits                                         116,473,385

      FHLB Advances                                             11,980,000
      Accrued interest payable and other liabilities               629,214
                                                              -------------

        Total liabilities                                      129,082,599
                                                              -------------

Commitments

Stockholders' equity:
      Preferred stock, no par value; 2,000,000 authorized;
        no shares issued and outstanding
      Common stock, $5 par value; authorized
        10,000,000 shares; 950,310 shares issued                 4,751,550
      Additional paid-in capital                                 4,749,900
      Retained earnings                                          2,304,116
      Treasury stock (20,600 shares), at cost                     (259,950)
      Accumulated other comprehensive loss                        (240,858)
                                                              -------------

        Total stockholders' equity                              11,304,758
                                                              -------------

                                                              $140,387,357
                                                              =============

See accompanying notes to unaudited consolidated financial statements.

                          DECATUR FIRST BANK GROUP, INC.

                        Consolidated Statements of Earnings

                For the Three Months Ended March 31, 2005 and 2004
                                    (Unaudited)


                                                                2005       2004
                                                             ----------  ---------
Interest income:
        Interest and fees on loans                           $1,640,064  1,186,048
        Interest on investment securities:
          Taxable                                               121,987    109,610
          Nontaxable                                             18,624     40,903
        Other interest income                                    37,083     18,555
                                                             ----------  ---------

        Total interest income                                 1,817,758  1,355,116
                                                             ----------  ---------

Interest expense on deposits                                    501,916    290,387
Interest expense on borrowings                                  114,335     89,279
                                                             ----------  ---------

        Total interest expense                                  616,251    379,666
                                                             ----------  ---------

        Net interest income                                   1,201,507    975,450

Provision for loan losses                                        90,000     65,000
                                                             ----------  ---------

        Net interest income after provision for loan losses   1,111,507    910,450
                                                             ----------  ---------

Other income:
        Service charges on deposit accounts                     178,792    121,124
        Securities gains                                          3,160     23,568
        Other operating income                                   79,697     38,208
                                                             ----------  ---------

            Total other income                                  261,649    182,900
                                                             ----------  ---------

Other expense:
        Salaries and other personnel expense                    599,660    502,620
        Net occupancy and equipment expense                      91,988     77,567
        Other operating expense                                 353,970    316,144
                                                             ----------  ---------

            Total other expense                               1,045,618    896,331
                                                             ----------  ---------

            Earnings before income taxes                        327,538    197,019

Income tax expense                                              102,559     53,355
                                                             ----------  ---------

            Net earnings                                     $  224,979    143,664
                                                             ==========  =========

            Basic earnings per share                         $      .24        .16
                                                             ==========  =========

            Diluted earnings per share                       $      .23        .15
                                                             ==========  =========

See accompanying notes to unaudited consolidated financial statements.

                                     DECATUR FIRST BANK GROUP, INC.

                             Consolidated Statements of Comprehensive Income

                           For the Three Months Ended March 31, 2005 and 2004
                                               (Unaudited)



                                                                                      2005        2004
                                                                                   -----------  --------
Net earnings                                                                       $  224,979   143,664
                                                                                   -----------  --------
Other comprehensive income (loss), net of tax:
  Unrealized gains (losses) on investment securities available-for-sale arising during the period, net of taxes (benefits) of $(94,371) and $68,162,
    respectively                                                                     (153,974)  111,211
      Realized gains on sales of investment securities available-for-sale,
        net of income tax expense of $1,201and $8,955,respectively                     (1,959)  (14,613)
                                                                                   -----------  --------

Other comprehensive income (loss)                                                    (155,933)   96,598
                                                                                   -----------  --------

Comprehensive income                                                               $   69,046   240,262
                                                                                   ===========  ========

See accompanying notes to unaudited consolidated financial statements.

                                 DECATUR FIRST BANK GROUP, INC.

                             Consolidated Statements of Cash Flows

                       For the Three Months Ended March 31, 2005 and 2004
                                          (Unaudited)


                                                                          2005         2004
                                                                      ------------  -----------
Cash flows from operating activities:
    Net earnings                                                      $   224,979      143,664
      Adjustments to reconcile net earnings to
        net cash provided by operating activities:
          Provision for loan losses                                        90,000       65,000
          Depreciation, amortization and accretion                         64,597       73,283
          Provision for stock awards                                          998        2,261
          Gain on sale of securities                                       (3,160)     (23,568)
          Increase in cash value of life insurance                        (13,500)     (13,500)
          Change in other                                                (294,205)      41,221
                                                                      ------------  -----------

              Net cash provided by operating activities                    69,709      288,361
                                                                      ------------  -----------

Cash flows from investing activities:
    Net change in interest-bearing deposits                               322,100     (234,017)
    Proceeds from maturities and paydowns
      of investment securities available-for-sale                         504,800      861,800
    Proceeds from sales of investment securities available-for-sale       301,338    1,082,266
    Purchases of investment securities available-for-sale                (507,990)    (904,312)
    Net change in loans                                                (3,613,347)  (4,335,198)
    Purchases of premises and equipment                                  (104,642)    (119,034)
                                                                      ------------  -----------

              Net cash used by investing activities                    (3,097,741)  (3,648,495)
                                                                      ------------  -----------

Cash flows from financing activities:
    Net change in deposits                                              5,174,934    2,928,507
    Net change in federal funds purchased                              (2,000,000)           -
    Net change in other borrowings                                      4,000,000            -
    Proceeds from exercise of stock options                                69,555            -
                                                                      ------------  -----------

              Net cash provided by financing activities                 7,244,489    2,928,507
                                                                      ------------  -----------

Net change in cash and cash equivalents                                 4,216,457     (431,627)

Cash and cash equivalents at beginning of the period                    5,902,032    7,981,089
                                                                      ------------  -----------

Cash and cash equivalents at end of the period                        $10,118,489    7,549,462
                                                                      ============  ===========

Supplemental schedule of noncash investing and financing activities:
    Change in unrealized gain/loss on securities
      available-for-sale, net of tax                                  $  (157,134)      96,598
    Transfer of loans to other real estate                                577,950            -

Need to insert cash paid for taxes and interest here


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

     The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders on Form 10-KSB. The financial statements as of March 31, 2005 and for the interim period ended March 31, 2004 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2004 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in the Company's 2004 Form 10-KSB.

(2)  CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The Company has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. The Company's significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2004 as filed on our annual report on Form 10-KSB.

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

(3)  EARNINGS PER SHARE

     Net earnings per common share are based on the weighted average number of common shares outstanding during each period. The calculation of basic and diluted earnings per share is as follows:

                                                      Three Months
                                                     Ended March 31,
                                               -------------------------

                                                   2005         2004
                                               ------------  -----------
Basic earnings per share:
Net earnings                                   $    224,979      143,664
Weighted average common shares outstanding          924,800      924,496
Per share amount                               $        .24          .16
                                               ============  ===========

Diluted earnings per share:
Net earnings                                   $    224,979      143,664
Effect of dilutive securities - stock options        42,119       39,957
Diluted earnings per share                     $        .23          .15
                                               ============  ===========

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

               For the Three Months Ended March 31, 2005 and 2004

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

RESULTS OF OPERATIONS
---------------------

NET INTEREST INCOME
-------------------

For the three months ended March 31, 2005, net interest income totaled $1,201,507 as compared to $975,450 for the same period in 2004. Interest income from loans, including fees increased $454,016 or 38% to $1,640,064 for the three months ended March 31, 2005 while income from investment securities decreased by $9,902 or 7% to $140,611. Interest expense totaled $616,251 for the three months ended March 31, 2005 compared to $379,666 in 2004. The increase in net interest income is due to the bank having a higher percentage of its earning assets in loans and a lesser percentage of its earning assets in investment securities resulting in an overall increase in net interest income. The net interest margin realized on earning assets and the interest rate spread were 3.83% and 3.36%, respectively, for the three months ended March 31, 2005. For the three months ended March 31, 2004, the net interest margin was 4.09% and the interest rate spread was 3.58%.

INTEREST RATE SENSITIVITY AND ASSET LIABILITY MANAGEMENT
--------------------------------------------------------

Interest rate sensitivity measures the timing and magnitude of the repricing of assets compared with the repricing of liabilities and is an important part of asset/liability management of a financial institution. The objective of interest rate sensitivity management is to generate stable growth in net interest income, and to control the risks associated with interest rate movements. Management constantly reviews interest rate risk exposure and the expected interest rate environment so that adjustments in interest rate sensitivity can be timely made. Since the assets and liabilities of a bank are primarily monetary in nature (payable in fixed, determinable amounts), the performance of a bank is affected more by changes in

                         DECATUR FIRST BANK GROUP, INC.

ITEM 2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
--------------------------------------------------------------------------------
          RESULTS OF OPERATIONS -- continued
          ---------------------

INTEREST RATE SENSITIVITY AND ASSET LIABILITY MANAGEMENT, CONTINUED
-------------------------------------------------------------------

interest rates than by inflation. Interest rates generally increase as the rate of inflation increases, but the magnitude of the change in rates may not be the same.

Net interest income is the primary component of net income for financial institutions. Net interest income is affected by the timing and magnitude of repricing of as well as the mix of interest sensitive and noninterest sensitive assets and liabilities. "Gap" is a static measurement of the difference between the contractual maturities or repricing dates of interest sensitive assets and interest sensitive liabilities within the following twelve months. Gap is an attempt to predict the behavior of the bank's net interest income in general terms during periods of movement in interest rates. In general, if the bank is asset sensitive, more of its interest sensitive assets are expected to reprice within twelve months than its interest sensitive liabilities over the same period. In a rising interest rate environment, assets repricing more quickly is expected to enhance net interest income. Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since assets would theoretically be repricing at lower interest rates more quickly than interest sensitive liabilities. Although it can be used as a general predictor, Gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will reprice immediately and fully at the contractually designated time. At March 31, 2005, the bank, as measured by Gap, is in an asset sensitive position. Management has several tools available to it to evaluate and affect interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities. For more information on asset-liability management, see the annual report of Form 10-KSB filed with the Securities and Exchange Commission.

PROVISION AND ALLOWANCE FOR LOAN LOSSES
---------------------------------------

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for possible loan losses at an adequate level. The provision charged to expense was $90,000 for the three months ended March 31, 2005 as compared to $65,000 for the three months ended March 31, 2004. The increase in the provision was due to an increase in loan volume throughout the first quarter of 2005 as compared to the first quarter of 2004. The allowance for loan losses was 1.21% of gross loans at March 31, 2005. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We anticipate maintaining an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

NONINTEREST INCOME
------------------

Noninterest income for the three months ended March 31, 2005 totaled $261,649 as compared to $182,900 for the three months ended March 31, 2004. The increase in noninterest income is due to an increase in service charges on deposit accounts and an increase in income earned from mortgage origination, partially offset by a decrease in the gain on sale of investment securities available-for-sale, during the quarter ended March 31, 2005 as compared to the same period in 2004.

NONINTEREST EXPENSE
-------------------

Total noninterest expense for the three months ended March 31, 2005 was $1,045,618 as compared to $896,331 for the same period in 2004. Salaries and benefits, the largest component of noninterest expense, totaled $599,660 for the three months ended March 31, 2004, compared to $502,620 for the same period a year ago. These increases were due to the opening of two new full service branches which opened in the third and fourth quarters of 2004 as well as normal salary increases for existing bank staff. Other operating expenses were $353,970 for the three months ended March 31, 2005 as compared to $316,144 for the three months ended March 31, 2004. These increases in noninterest expenses are due to the continued growth of the bank as well as expenses associated with branch openings.

                         DECATUR FIRST BANK GROUP, INC.

ITEM 2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
--------------------------------------------------------------------------------
          RESULTS OF OPERATIONS -- continued
          ---------------------

INCOME TAXES
------------

Income tax expense for the three months ended March 31, 2005 was $102,559 as compared to $53,355 for the same period in 2004. The effective tax rate was approximately 31% during 2005 and 27% during 2004. The bank's tax rate has increased due to a smaller percentage of its income being earned from tax exempt investment securities.

NET EARNINGS
------------

The combination of the above factors resulted in net earnings of $224,979 for the three months ended March 31, 2005 compared to net earnings for the three months ended March 31, 2004 of $143,664. Basic earnings per share was $.24 for the three months ended March 31, 2005 compared to basic earnings per share of $.16 for the same period in 2004. The increase in earnings during the first quarter of 2005 as compared to the same period in 2004 is primarly due to the growth in the bank's loan portfolio.

ASSETS AND LIABILITIES
----------------------

During the first three months of 2005, total assets increased 7,331,983, or 6%, when compared to December 31, 2004. The primary sources of growth in assets were loans and federal funds sold, which increased $2,945,397, or 3%, and $4,216,457, or 176% respectively, during the first three months of 2005. Investment securities available-for-sale decreased $262,027 from December 31, 2004 to $15,436,217 at March 31, 2005. Total deposits increased $5,174,934, or 5%, from the December 31, 2004 amount of $111,298,451.

INVESTMENT SECURITIES
---------------------

Investment securities available-for-sale decreased $562,027 from $15,998,000 at December 31, 2004 to $15,436,217 at March 31, 2005. This decrease was the result of funds being invested in loans. All of the Bank's marketable investment securities were designated as available-for-sale at March 31, 2005.

PREMISES AND EQUIPMENT
----------------------

Premises and equipment, net of depreciation, totaled $3,457,046 at March 31, 2005. The increase of $53,642 from the December 31, 2004 amount of $3,403,404 was due to the addition of fixed assets to support branch growth and other scheduled purchases.

LOANS
-----

Gross loans totaled $105,666,203 at March 31, 2005, an increase of $3,025,993 or 3% since December 31, 2004. The largest increase in loans was in Real estate - mortgage, which increased $2,525,664 or 4% to $72,766,427 at March 31, 2005. Balances within the major loans receivable categories as of March 31, 2005 and December 31, 2004 are as follows:

                                          March 31, 2005    December 31, 2004
                                        ------------------  ------------------
Commercial, financial and agricultural  $        8,921,800  $       10,459,001
Real estate - construction                      20,072,909          18,348,562
Real estate - mortgage                          72,766,427          70,240,763
Consumer                                         3,905,067           3,591,884
                                        ------------------  ------------------
                                               105,666,203         102,640,210
  Less:  Allowance for loan losses               1,283,875           1,203,279
                                        ------------------  ------------------
                                        $      104,382,328  $      101,436,931
                                        ==================  ==================

                         DECATUR FIRST BANK GROUP, INC.

ITEM 2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
--------------------------------------------------------------------------------
          RESULTS OF OPERATIONS - continued
          ---------------------

ALLOWANCE FOR LOAN LOSSES
-------------------------
Activity in the Allowance for Loan Losses is as follows:

                                                                March 31,
                                                                ---------
                                                           2005           2004
                                                       -------------  ------------
Balance, January 1,                                    $  1,203,279   $   899,151
Provision for loan losses for the period                     90,000        65,000
Net loans (charged off) recovered for the period             (9,404)       10,914
                                                       -------------  ------------
Balance, end of period                                 $  1,283,875   $   975,065
                                                       =============  ============
Gross loans outstanding, end of period                 $105,666,203   $76,256,787
                                                       =============  ============
Allowance for loan losses to gross loans outstanding           1.21%         1.28%
                                                       =============  ============

DEPOSITS
--------

At March 31, 2005, total deposits increased by $5,174,934 or 5% from December 31, 2004. Noninterest-bearing demand deposits increased $2,105,145 or 10% and interest-bearing deposits increased $3,069,789 or 3%.

Balances within the major deposit categories as of March 31, 2005 and December 31, 2004 as follows:

                                             March 31, 2005    December 31, 2004
                                           ------------------  ------------------
Noninterest-bearing demand deposits        $       23,445,959  $       21,340,814
Interest-bearing demand deposits                   26,246,329          24,456,727
Savings deposits                                    2,335,503           2,257,194
Certificates of deposit $100,000 and over          22,110,070          41,161,678
Other time deposits                                42,335,524          22,082,038
                                           ------------------  ------------------
                                           $      116,473,385  $      111,298,451
                                           ==================  ==================

LIQUIDITY
---------

The Company's liquidity needs include the funding of loans and purchases of operating assets. Liquidity needs are met by us through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-total borrowed funds ratio, which was 82% March 31, 2005 and 85% at December 31, 2004.

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

                         DECATUR FIRST BANK GROUP, INC.

ITEM 2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
--------------------------------------------------------------------------------
          RESULTS OF OPERATIONS - continued
          ---------------------

The following table summarizes our off-balance-sheet financial instruments whose contract amounts represent credit risk as of March 31, 2005:

Commitments to extend credit       $16,864,000
Standby letters of credit          $ 1,454,000

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

CAPITAL RESOURCES
-----------------

Total shareholders' equity increased from $11,166,360 at December 31, 2004 to $11,304,758 at March 31, 2005. This increase was attributable to net earnings for the period, proceeds from the exercise of stock options, partially offset by a decrease in accumulated other comprehensive income.

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

Banks and bank holding companies are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 3.0%.

The following table summarizes our consolidated capital ratios at March 31, 2005:

Tier 1 capital (to risk-weighted assets)  10.29%
Total capital (to risk-weighted assets)   11.39%
Tier 1 capital (to total average assets)   8.50%

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

ITEM 3.   CONTROLS AND PROCEDURES
---------------------------------

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Principal Financial and Accounting Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no changes in the Company's internal controls over financial reporting during the quarter ended March, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 3.   Defaults Upon Senior Securities
          -------------------------------
          None

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------
          None

Item 5.   Other Information
          -----------------
          None

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

     (a)  Reports on Form 8-K:

       On February 9, 2005, the Company filed a Form 8-K to report its press release that announced that the Company's board of directors has approved a plan of reorganization designed to allow the Company to terminate the registration of its common stock under the Securities Exchange Act 1934.

     (b)  Exhibits:

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

                               DECATUR FIRST BANK GROUP, INC.



                               By:  /s/ JUDY B. TURNER
                                    ---------------------------------
                                    Judy B. Turner
                                    President, Chief Executive Officer and
                                      Principal Financial and Accounting Officer


                               Date:  May 10, 2005